Form 10QSB
period 1999-06-30
AGRI BIO SCIENCES INC
filed 1999-08-16
CIK 1060212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ________

                        Commission file number: 000-25557

                             AGRI BIO-SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             76-0481583
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization              Identification No.)

       5211 Court of York, Houston, Texas                    77069
      (Address of principal executive officer)             (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as June 30, 1999: 11,050,000 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                             AGRI BIO-SCIENCES, INC.
                           PERIOD ENDED JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page



         Item 1.  Financial Statements

         Condensed financial statements of Agri Bio-Sciences, Inc.:

                  Balance sheet as of June 30, 1999                                                               3

                  Statements of Expenses for the three and six months ended June
                    30,  1999,  three  months and six months ended June 30, 1998
                    and
                    period from May 30, 1995 (Date of Inception) to June 30, 1999                                 4

                  Statements  of cash  flows for the six  months  ended June 30,
                    1999, the six months ended June 30, 1998 and period
                    from May 30, 1995 (Date of Inception) to June 30, 1999                                        5

                  Notes to financial statements                                                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    And Results of Operations                                                                     7

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                                      10

         Item 6.  Exhibits and Reports on Form 8-K                                                               10

                  (a)      Exhibits

SIGNATURE                                                                                                        11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1999



ASSETS
  Cash                                                                              $       866

  Fertilizer plant and equipment, net                                                   165,636


         TOTAL ASSETS                                                                  $166,472




LIABILITIES
  Accounts payable                                                                     $ 26,926
  Accrued expenses                                                                        9,311
  Due to current stockholders                                                            84,000
  Due to former stockholder                                                             100,000
                                                                                        -------

         TOTAL LIABILITIES                                                              220,237


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 20,000,000
         shares authorized, 10,900,000 issued
         and outstanding                                                                 10,900
  Paid in capital                                                                       582,250
  Deficit accumulated during the development stage                                     (646,915)
                                                                                       --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          ( 53,765)
                                                                                       --------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $166,472











                                        See summary of accounting policies and notes to financial statements.

                                              AGRI BIO-SCIENCES, INC.
                                           (A Development Stage Company)
                                              Statements of Expenses



                                                      - - 1999          - - 1999         - - 1998       - - 1998        May 30, 1995
                                                      3 Months          6 Months         3 Months       6 Months         (Inception)
                                                         Ended             Ended            Ended         Ended          to June 30,
                                                       June 30           June 30          June 30        June 30                1999


EXPENSES
  Fees paid for services
    by stockholders
  168,400
  Other administrative                               $  11,055         $  43,667        $  31,540        $47,023             332,175
  Inventory writedown                                                                                                        100,000
  Interest                                                                                                 2,710              38,090
  Depreciation                                           1,250             2,500              0              0                 8,250
                                                     ---------         ---------       ----------      ---------          ----------

         Net (Loss)                                 $(12,305)          $(46,167)       $( 31,540)      $(49,733)          $(646,915)
                                                    ========           ========        ==========      =========          =========


(Loss) per common share                                $(.001)           $(.004)          $(.003)        $(.005)
Weighted Average
  Shares Outstanding                                10,900,000        10,900,000       10,900,000     10,716,667





























                                        See summary of accounting policies and notes to financial statements.

                                             AGRI BIO-SCIENCES, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                       6 Months Ended June 30, 1999 and 1998 and
                                   the period from May 30, 1995 (Inception)
                                               Through June 30, 1999



                                                                                                          Inception
                                                                                                            Through
                                                                            1999             1998              1999
                                                                       ---------        ---------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(46,167)        $(49,733)        $(646,915)
  Adjustments to reconcile net income
         to net cash provided by
         operating activities
    Depreciation                                                           2,500                              8,250
    Writedown of inventory                                                                                  100,000
    Common stock issued for services                                                       12,000            67,650
    Contribution of imputed interest                                                                         30,000
    Changes in:
         Accounts payable                                                 19,014            4,927            26,926
         Accrued expenses                                                  1,500        (  1,200)             9,310
                                                                        --------        --------          ---------

  NET CASH USED BY OPERATING ACTIVITIES                                 (23,153)        ( 34,006)         (404,778)
                                                                        -------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Plant site construction and equipment
    purchases                                                                            (73,886)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock for cash                                                          125,500           895,500
  Advances by shareholders                                                12,000          42,000             84,000
  Payments on bank credit line                                                          (128,210)
  Cash paid to repurchase shares from
    a founding shareholder                                                                                (500,000)

  NET CASH PROVIDED BY FINANCING ACTIVITIES                               12,000           39,290           479,500
                                                                        --------         --------         ---------

NET INCREASE (DECREASE) IN CASH                                         (11,153)            5,284               836

CASH     - Beginning of period                                            11,989            7,597

         - End of period                                                $    836         $ 12,881         $     836
                                                                        ========         ========         =========


SUPPLEMENTAL DISCLOSURES
  Non-cash investing and financing activities:
    Contribution of plant site at inception                                              $100,000
    Purchase of bagged fertilizer for
         note payable                                                                                       100,000

                       See summary of accounting policies and notes to financial statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Agri Bio-Sciences, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1998, as reported in the Form 10-KSB, have been omitted.

                                PLAN OF OPERATION

         Agri Bio-Sciences, Inc., a Delaware corporation (the "Company"), is a developmental stage company formed for the production of a fertilizer known as "Micro Min." It has not yet commenced full-scale sales, marketing, or production activities, has not generated any revenue from operations and will not generate revenue from operations until it commences its sales operation in Mexico. While there can be no assurance that the Company will be able to generate meaningful revenue or achieve profitable operations, it is expected to start selling Micro Min in Mexico during the early part of September, 1999.

     The Company expects to become a publicly traded company through the distribution of 100,000 shares of its Common Stock, par value $.001 per share ("Common Stock") to the stockholders of GS Financial Services, Inc., a Delaware corporation ("GS Financial"). Such distribution is referred to hereinafter as the "Distribution." The Distribution has been registered with the U.S. Securities and Exchange Commission, but has not yet been completed due to several unforeseeable and unexpected delays not within the control of the Company. The Company is working diligently to complete the Distribution and reasonably expects the Distribution to be completed near or around the end of August 1999, although there can be no assurance in this regard. The Company is currently seeking to procure an initial market maker for the Common Stock so that trading in the Common Stock may commence in the near future.

EXCLUSIVE SALE AND PURCHASE ARRANGEMENT:

         Global Farm Sciences, Inc., a Texas corporation ("Global"), was formed in December 1997 by Lester Stephens, M. Manny Kalish and Patrick N. Morgan (founders and board members of the Company) for the purpose of selling the Company's product to foreign entities. On August 27, 1998, the Company signed a five-year exclusive product sales agreement with Global. This Agreement requires Global to purchase 2,000 metric tons of Micro Min during the year 1999 and 2000 and thereafter purchase 3,000 metric tons of Micro Min during each succeeding year. Global must pay $620.00 per metric ton in United States dollars, FOB the Company's plant facility in Bay Springs, Mississippi. Global must remit 50% of the purchase price with each purchase order for Micro Min forwarded to the Company. (This initial amount provides the Company with adequate funds to produce one metric ton of product and thereby provides the Company with the necessary funds to keep the plant in operation). Thereafter, Global must remit the remaining 50% payment of its purchase order to the Company within ninety 90 days of their receipt of the product FOB the plant. The Global agreement may be terminated prior to its five-year term upon the occurrence of certain customary termination events, such as breach of contract or bankruptcy. For the foreseeable future, Global intends to rely on its relationship with FERTILIZANTES NACIONALES, S.A. de C.V. and The National College of Agricultural Engineers for purposes of generating sales of Micro Min.

BANK FINANCING SALES:

         Global Farm Sciences, Inc., has recently established a relationship with the Banco de Mexico, the national bank of Mexico. Banco de Mexico has indicated a desire to furnish the Mexican farmer with a credit line sufficient for the farmer to purchase certain items of agriculture necessary for the farmer to grow crops. This credit line will be established by the Mexican sales organization in Mexico designated by Global. In this case, it will be FERTILIZANTES NACIONALES, S.A. de C.V. ("FERTINAL"), an established fertilizer sales organization in Mexico which reports that it has a 35% market share of fertilizer sales in Mexico.

SALES PROCEDURE:

         In essence, Global Farm Sciences, Inc. will purchase Micro Min from the Company FOB the Company's plant facility in Bay Springs, Mississippi, for the sum of $620.00 per metric ton of Micro Min. Global will then ship the product to a Mexican port (Veracruz), where trucks owned by FERTINAL will transport it to one or more of their 26O warehouses located throughout Mexico. Once at one of those warehouses, the product will be sold to client/farmers of FERTINAL by salesmen using the Banco de Mexico's line of credit financing package. We understand that Banco de Mexico's plan includes the farmer placing his land in trust as collateral against the line of credit. The Banco de Mexico reports that this is a normal operating procedure used throughout Mexico for years. Management believes that the reason the Banco de Mexico has indicated an interest in the current plan because it will allow it to have thousands of salesmen (FERTINAL and others) acting as loan application managers. These salesmen will initially apply the Banco de Mexico loan package to their farmer/client and at the same time take a representative soil sample from the farmer's land. The farmer/client's application with proper loan papers will be presented to the local branch of the Banco de Mexico, and the soil sample forwarded by national bus transportation to Intertek Testing Service (I.T.S.) laboratory located in Mexico City.

LABORATORY OPERATION:

         Intertek Testing Service, is an ISO 9002 Certified company with offices in 102 countries of the world. It has eleven laboratories in Mexico. I.T.S. will be using the Company's laboratory computer copyrighted software and testing protocols to do the soil, water and plant testing for all farmer/clients of
FERTINAL. Assisting them in this service is Global's vice president of laboratory technology, Robert A. Kalish. The I.T.S. laboratory in Mexico City will receive the sample and process it using the Company's computer copyrighted software to complete an analytical report for the farmer which depicts the present condition of the farmer's soil. This report also recommends the exact fertilizers to be used both in kind and amounts on a per acre basis. Management believes that a service like this has never before available to the farmers of Mexico. The soil analytical report will be reduced to computer language and forwarded by MODEM to a computer in the sales office servicing the farmer/client. Global reports that it has sufficient funds in its budget to install computers in each of the sales offices in those initial areas being targeted for Micro Min sales. A computer server is presently installed in the I.T.S. offices in Mexico City.

ADDED SALES FORCE:

         The College of Agricultural Engineers (the "College") is an association of graduates of various agricultural colleges in Mexico and is mandated by
Article 3 of the Constitution of Mexico. Each of Mexico's 32 states has a College of Agricultural Engineers organization and each state has about 10 branch offices servicing the state's College. The College estimates that it has about 15,000 agricultural engineer members nationwide. By law the College is authorized to pursue commercial avenues to provide the various Colleges with funds with which to operate successfully. The purpose of the Colleges is to assist the farmers in their state to grow the best possible crops at the least possible costs. The presidents of the state Colleges in Morelos, Veracruz, Tlaxcala, Puebla, Michuacan, Tabasco, and the states of the Yucatan Peninsula, have stated that they were going to organize a commercial branch of their state College so that they could also be certified by I.T.S. to take soil samples and sell fertilizers. The Colleges would then be able to buy whatever FERTINAL has in their warehouses for eventual sale to the College's farmer/clients. Each FERTINAL and College salesperson is expected to contact approximately 45 farmers per week with regard to the services of I.T.S. and the products FERTINAL has warehoused for use by farmers for their crops. As micronutrients are some of the most important fertilizers to be recommended by any analytical soil testing service, it is expected that Micro Min will be chosen by the farmer as it is the only blended micronutrient fertilizer licensed in Mexico.

CORPORATE FUTURE GOALS:

         One of the Company's primary goals in the immediate future is to complete a written product sales agreement between Global and I.T.S., FERTINAL and the various state Colleges of Agricultural Engineers. While there can be no assurance that definitive agreements will be entered into or that the relationships between Global and FERTINAL, the College, and I.T.S., will continue, it appears that it would be in everyone's best interest to complete these agreements as the total plan of operation appears extremely workable and certainly profitable to all concerned including the country's farmers. The Company expects these agreements to be completed by the early part of September 1999. If these relationships fail to continue, the Company intends to resume its original sales and marketing plan described in its Registration Statement on Form SB-2 (Commission File No.
333-51977).

THE COMPANY PROVIDES PRODUCT ONLY:

         The Company will not participate in any of Global's sales operations regardless of the area of sales. Such operations are maintained and funded by Global alone. The Company is only expected to produce Micro Min product as needed by Global in any of its sales areas. Because of the Company's affiliation with Global, the Company expects that Global will allow the Company sufficient time to order new bags, obtain raw material and produce product as expected or projected by Global.

         The Company does not believe that it will need any financing over the next 12 months. Management believes that the Company will be able to finance its operations through its receipt of down payments in the amount of 50% of the purchase price of each purchase order issued by Global. Such down payments are expected to cover all direct costs of producing the related product. The Company has only minimal overhead, which has thus far been financed through amounts advanced by M. Manny Kalish, a director of the Company. Mr. Kalish has indicated that he intends to continue to provide limited financing of overhead, but he is under no legal obligation to do so and may cease at any time.

         Moreover, the Company does not intend to conduct any further research and development over the next 12 months. However, if Global meets its sales expectations, the Company expects to add (during the next 12 months) a California Pellet Mill pelletizer and sufficient additional employees to meet the demand for additional production.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 1999, the Company did not effect any sale of any equity securities not registered under the Securities Act of 1933.

         On April 22, 1999, the Company's Registration Statement on Form SB-2 (Commission File No. 333-51977) was declared effective by the U.S Securities and Exchange Commission. This Registration Statement registered 100,000 shares of the Common Stock by GS Financial. Pursuant to a written agreement between the Company and GS Financial, these 100,000 shares of Common Stock are to be distributed to the stockholders of GS Financial in the Distribution. The Company will receive no proceeds from the Distribution. Consequently, the Company has received no proceeds from the offering registered pursuant to the Registration Statement. The Distribution has been delayed from its expected completion date for several reasons beyond the control of the Company. The Company is working diligently to complete the Distribution and reasonably expects the Distribution to be completed near or around the end of August 1999, although there can be no assurance in this regard.

      The following is the approximate actual expenses incurred by the Company in connection with the Distribution registered under the Registration Statement. All of these expenses were paid to persons other than directors or officers of the Company or persons owning 10% or more of any class of equity securities of the Company.

         Item                                                                                                Amount


         Legal Fees and Expense...........................................................................  17,850
         Accounting Fees and Expenses ....................................................................  14,290
         Prospectus Duplication .........................................................................      800
         Transfer Agent..................................................................................    3,000
                                                                                                             -----
         Total ...........................................................................................  35,940
                                                                                                            ------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following  exhibits are filed with this Quarterly Report or are incorporated  herein by reference:

                  Exhibit
                  Number                    Description

                   27                       Financial Data Schedule

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AGRI BIO-SCIENCES, INC.
                                  (Registrant)


                                  By: /s/Lester H. Stephens
                                  Lester H. Stephens,
                                  President
                                  (Principal Executive
                                  Officer, Principal
                                  Financial Officer and
                                  Principal Accounting Officer)


Dated: August 16, 1999