Form 10QSB
period 1999-09-30
AGRI BIO SCIENCES INC
filed 1999-11-15
CIK 1060212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1999

[  ]              Transition  report  pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 For the transition period from _______ to _________

                                          Commission file number: 000-25557

                             AGRI BIO-SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             76-0481583
       (State or other jurisdiction of                I.R.S. Employer
       incorporation or organization                   Identification No.)

       5211 Court of York, Houston, Texas                77069
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

         The number of shares of common stock, $0.01 par value, outstanding as September 30, 1999: 11,050,000 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                             AGRI BIO-SCIENCES, INC.
                         PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page

         Item 1.  Financial Statements

         Condensed financial statements of Agri Bio-Sciences, Inc.:

                  Balance sheet as of September 30, 1999                                                          3

                  Income  statements  for the three and nine months  ended
                   September 30, 1999, three months and nine months
                   ended September 30, 1998 and period from May 30, 1995 (Date
                   of Inception) to September 30, 1999                                                            4

                  Statements of cash flows for the nine months  ended  September
                    30,  1999,  the nine  months  ended  September  30, 1998 and period from May 30, 1995 (Date of Inception) to September
                    30, 1999                                                                                      5

                  Notes to financial statements                                                                   6

         Item 2.  Plan of Operations                                                                              7

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                                      10

         Item 6.  Exhibits and Reports on Form 8-K                                                               10

                  (a)      Exhibits

SIGNATURE                                                                                                        11

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1999


ASSETS
     Cash$                                                                                               2,694

     Fertilizer plant and equipment, net                                                               164,386
                                                                                                       -------


         TOTAL ASSETS                                                                                 $167,080




LIABILITIES
     Accounts payable                                                                                 $ 26,926
     Accrued expenses                                                                                    9,311
     Due to current stockholders                                                                       118,000
     Due to former stockholder                                                                         100,000
                                                                                                      --------


         TOTAL LIABILITIES                                                                             254,237


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 20,000,000
         shares authorized, 10,900,000 issued
         and outstanding                                                                                10,900
     Paid in capital                                                                                   582,250
     Deficit accumulated during the development stage                                                 (680,307)
                                                                                                      --------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             ( 87,157)
                                                                                                      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $167,080
                                                                                                      ========



                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Expenses
                   9 Months Ended September 30, 1999 and 1998
                  and the period from May 30, 1995 (Inception)
                           Through September 30, 1999


                                                     - - 1999       - - 1999          - - 1998         - - 1998        May 30,1995
                                                     3 Months       9 months          3 Months         9 Months         (Inception)
                                                        Ended          Ended             Ended            Ended        to Sep. 30,
                                                      Sep. 30        Sep. 30           Sep. 30           Sep 30               1999


EXPENSES
     Fees paid for services
       by stockholders                                                                                                   $ 168,400
     Other administrative                            $ 32,142       $ 75,809         $  13,251        $  73,574            364,317
     Inventory writedown                                                               100,000          100,000            100,000
     Interest                                                                                             2,710             38,090
     Depreciation                                       1,250          3,750             1,250            3,750              9,500
                                                     --------       --------         ---------        ---------          ---------

         Net (loss)                                  $(33,392)      $(79,559)        $(114,501)       $(180,034)         $(680,307)
                                                     ========       ========         =========        =========          =========


(Loss) per common share                                $(.003)        $(.007)           $(.010)          $(.020)
Weighted average
     shares outstanding                            10,900,000     10,900,000        10,900,000       10,777,778




                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   9 Months Ended September 30, 1999 and 1998
                  and the period from May 30, 1995 (Inception)
                           Through September 30, 1999


                                                                                                         Inception
                                                                                                           Through
                                                                           1999             1998              1999
                                                                       ---------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                        $(79,559)       $(180,034)        $(680,307)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities
       Depreciation                                                       3,750            3,750             9,500
       Common stock issued for services                                                                     67,650
       Writedown of inventory value                                                      100,000           100,000
       Contribution of imputed interest                                                                     30,000
     Changes in:
       Other current assets                                                                7,500
       Accounts payable                                                  19,014            4,927            26,926
       Accrued expenses                                                   1,500         (  1,200)            9,310
                                                                       --------        ---------         ---------
       NET CASH USED BY
                  OPERATING ACTIVITIES                                  (55,295)        ( 65,057)         (436,920)
                                                                       --------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Plant site construction and equipment
         purchases                                                                                        ( 73,886)
                                                                                                         ---------
       NET CASH USED FOR
                  INVESTING ACTIVITIES                                                                    ( 73,866)
                                                                   -------------    -------------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock for cash                                                      137,500           895,500
     Purchase of stock from a former
         shareholder                                                                                      (500,000)
     Advances by shareholders                                            46,000           52,000           118,000
                                                                        -------        ---------         ---------
       NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                   46,000           61,290           513,500
                                                                       --------        ---------         ---------

NET INCREASE (DECREASE) IN CASH                                         ( 9,295)        (  3,737)            2,694

CASH   - Beginning of period                                             11,989            7,597
         - End of period                                               $  2,694        $   3,830         $   2,694
                                                                       ========        =========         =========

SUPPLEMENTAL DISCLOSURES
     Non-cash investing and financing activities:
       Contribution of plant site at inception                                                            $100,000
       Purchase of bagged fertilizer for
         note payable                                                                                      100,000


                         NOTES TO FINANCIAL STATEMENTS
                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Agri Bio-Sciences, Inc. have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1998, as reported in the 10-KSB, have been omitted.

Item 2.      PLAN OF OPERATION

         Agri Bio-Sciences, Inc., a Delaware corporation (the "Company"), is a developmental stage company formed for the production of a fertilizer known as "Micro Min." It has not yet commenced full-scale production activities and has not generated any revenues from operations. While there can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations, the Company has received its first purchase order for Micro Min and expects to receive additional purchase orders in the near future.

         On November 3, 1999, 100,000 registered shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), were distributed to the stockholders of GS Financial Services, Inc., a Delaware corporation ("GS Financial"), thus establishing a public float for the Common Stock. The Company is currently seeking to procure an initial market maker for the Common Stock so that public trading in the Common Stock may commence in the near future.

EXCLUSIVE SALE AND PURCHASE ARRANGEMENT:

         The Company was formed solely for the purpose of manufacturing Micro Min and does not intend to engage in the sale and marketing of Micro Min. Instead, Global Farm Sciences, Inc., a Texas corporation ("Global"), was formed in December 1997 by Lester Stephens, M. Manny Kalish and Patrick N. Morgan (founders and board members of the Company) for the purpose of selling Micro Min to foreign entities. On August 27, 1998, the Company signed a five-year exclusive product sales agreement with Global. This Agreement requires Global to purchase 2,000 metric tons of Micro Min during the year 1999 and 2000 and thereafter purchase 3,000 metric tons of Micro Min during each succeeding year. Global must pay $620.00 per metric ton in United States dollars, FOB the Company's plant facility in Bay Springs, Mississippi. Global must remit 50% of the purchase price with each purchase order for Micro Min forwarded to the Company. (This initial amount provides the Company with adequate funds to produce one metric ton of product and thereby provides the Company with the necessary funds to keep the plant in operation). Thereafter, Global must remit the remaining 50% payment of its purchase order to the Company within ninety 90 days of their receipt of the product FOB the plant. The Global agreement may be terminated prior to its five-year term upon the occurrence of certain customary termination events, such as breach of contract or bankruptcy.

         During the quarter ended September 30, 1999, the Company and Global realized that the success of Global's business activities in Mexico was limited due to Global's status as a foreign corporation in that country. Accordingly, with the knowledge and consent of the Company, Global has been employing Ciences Agro Ambientales, S.A. de C.V. ("CIAGAM") to undertake the sales-related activities that Global was originally to undertake. CIAGAM is indirectly owned by certain members of the Company's Board of Directors, and is a registered Mexican corporation fully authorized under Mexican corporate law. Global's use of CIAGAM for sales-related activities is expected for the foreseeable future. While there has been no formal assignment of Global's rights and obligations under its exclusive product sales agreement with the Company, such an assignment has been discussed and may occur in the future.

STATUS OF SALES EFFORTS:

         For some time, Global has been holding discussions with FERTILIZANTES NACIONALES, S.A. de C.V. ("FERTINAL") regarding a possible agreement whereby FERTINAL would be the exclusive reseller of Micro Min in Mexico. FERTINAL is an established fertilizer sales organization in Mexico which reports that it has a 35% market share of fertilizer sales in Mexico and it operates approximately 260 warehouses located throughout Mexico capable of holding fertilizer inventory. While discussions with FERTINAL continue, no definitive agreement with FERTINAL has been reached.

         In addition, for some time, Global has been holding discussions with The College of Agricultural Engineers (the "College") regarding a possible arrangement whereby members of the College would attempt to sell Micro Min to farmers in Mexico. The College is an association of graduates of various agricultural colleges in Mexico and estimates that it has about 15,000 agricultural engineer members nationwide. While discussions with the Colleges continue, no definitive agreement with the College has been reached.

         Because of the delay in establishing a formal relationship with FERTINAL, the College or another large sales force, CIAGAM itself is making sales calls on critical governmental and quasi-governmental agencies as well as private businesses. In this connection, CIAGAM received an initial purchase order for 290 metric tons of Micro Min from Asesoria Integral Agrupecuaria, S.A. de C.V. ("ASIA"), a fertilizer distributor in Mexico. The Micro Min ordered is to be delivered as soon as practical. One hundred twenty (120) metric tons of Micro Min is already located in warehouses in Mexico. Another 120 metric tons of Micro Min is located at the Company's plant facility in Bay Springs, Mississippi, bagged and ready to be shipped. The Company is now in the process of filling ASIA's order, and the Company expects to reactivate its plant facility in Bay Springs, Mississippi shortly after the 1999 holiday season in order to produce the remaining Micro Min needed to fill the order. As a result of the ASIA purchase order, the Company expects to realize revenues in January 2000. Management believes that CIAGAM will receive additional purchase orders from ASIA in the future, although there can be no assurance in this regard.

BANK FINANCING SALES:

         CIAGAM has recently established a relationship with the Banco de Mexico, the national bank of Mexico. The Banco de Mexico has indicated a desire to establish a credit line sufficient for Mexican farmers to purchase certain items of agriculture necessary for growing crops. Although CIAGAM and the Banco de Mexico have not agreed upon definitive terms nor entered into definitive agreements regarding the line of credit,
                                                         8
current discussions are revolving around certain terms. First, the line of credit is expected to have a total amount ranging from $425,000 to $1.2 million. This amount of funding is expected to service adequately an eight-state targeted area in Mexico. In addition, amounts advanced on the line of credit to farmers will be due and payable approximately 90 days after the advance. Moreover, as is customary, the line of credit would require the farmers to place their land in trust as collateral against the amounts advanced. Finally, CIAGAM is expected to be required to guarantee a comparatively small portion of each advance on the line of credit. Despite the current status of the negotiations regarding the line of credit, there can be no assurance that CIAGAM will successfully conclude such negotiations and establish a line of credit with the Banco de Mexico or any other lender.

LABORATORY OPERATION:

         Intertek Testing Service ("ITS") is an ISO 9002 Certified company with offices in 102 countries of the world. It has eleven laboratories in Mexico. ITS will be using the Company's laboratory computer copyrighted software and testing protocols to do the soil, water and plant testing for all farmer/clients of CIAGAM. Assisting them in this service is Global's vice president of laboratory technology, Robert A. Kalish. The ITS laboratory in Mexico City will receive the sample and process it using the Company's computer copyrighted software to complete an analytical report for the farmer which depicts the present condition of the farmer's soil. This report also recommends the exact fertilizers to be used both in kind and amounts on a per acre basis. Management believes that a service like this has never before available to the farmers of Mexico. The soil analytical report will be reduced to computer language and forwarded by MODEM to a computer in the sales office servicing the farmer/client. Global reports that it has sufficient funds in its budget to install computers in each of the sales offices in those initial areas being targeted for Micro Min sales. A computer server is presently installed in the ITS offices in Mexico City.

CORPORATE FUTURE GOALS:

         The Company (through CAIGAM) intends to continue to pursue sales of Micro Min in Mexico and possibly complete broad product sales agreements with FERTINAL, the College or some other firm or organization having a large sales force. In addition, the Company would like to begin exploring (through Global) the possibility of establishing a sales program in Columbia. The Company already has a product license for Micro Min in that country as well as associates and relationships with important agricultural institutions and organizations. Global is currently planning on a possible visit to Columbia in the first quarter of year 2000 to explore more closely the possibility of establishing a sales program in Columbia.

CAPITAL REQUIREMENTS, RESEARCH AND DEVELOPMENT AND EQUIPMENT EXPENDITURES:

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

         Moreover, the Company does not intend to conduct any further research and development over the next 12 months. However, if CIAGAM meets its sales expectations, the Company expects to add (during the next 12 months) a California Pellet Mill pelletizer and sufficient additional employees to meet the demand for additional production.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 1999, the Company did not effect any sale of any equity securities not registered under the Securities Act of 1933.

         On April 22, 1999, the Company's Registration Statement on Form SB-2 (Commission File No. 333-51977) was declared effective by the U.S Securities and Exchange Commission. This Registration Statement registered 100,000 shares of the Common Stock held by GS Financial. Pursuant to a written agreement between the Company and GS Financial, these 100,000 shares of Common Stock were to be distributed to the stockholders of GS Financial. The distribution and offering of these shares were completed on November 3, 1999. The Company received no proceeds from the distribution. There was no change in the approximate actual expenses incurred by the Company in connection with the distribution registered under the Registration Statement from those reflected in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

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


Dated: November 15, 1999