Form 10KSB
period 1999-12-31
AGRI BIO SCIENCES INC
filed 2000-03-09
CIK 1060212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999     Commission File Number 000-25557

                             AGRI BIO-SCIENCES, INC.
                 (Name of small business issuer in its charter)

                                    Delaware

         (State or other jurisdiction of incorporation or organization)

                                   76-0512613
                      (I.R.S. Employer Identification No.)

                               5211 Court of York
                              Houston, Texas 77069
                                 (281) 580-8765
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.001 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the fiscal year ended December 31, 1999.

The registrant's Common Stock, $.001 par value, has not been and is not now traded publicly. Accordingly, the voting stock held by non-affiliates of the registrant has no ascertainable market value. The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of February 21, 2000 was 11,150,000.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                                                        Page Number

                                                       PART I.

Items 1. & 2.     Business and Properties.                                                                    _____

Item 3.           Legal Proceedings.                                                                          _____

Item 4.           Submission of Matters to a Vote of Security Holders.                                        _____

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related

                  Stockholder Matters.                                                                        _____

Item 6.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.                                                        _____

Item 7.           Financial Statements.                                                                       _____

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                        _____

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control

                  Persons; Compliance with Section 16(a) of the Exchange Act.                                 _____

Item 10.          Executive Compensation.                                                                     _____

Item 11.          Security Ownership of Certain Beneficial Owners and

                  Management.                                                                                 _____

Item 12.          Certain Relationships and Related Transactions.                                             _____

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                           _____


ITEMS 1 and 2.  BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         Agri Bio-Sciences, Inc. (the "Company") was formed on May 30, 1995 as a Texas corporation under the name "Agri Environmental Sciences, Inc." The Company changed its corporate name to its current name about October 1997. On December 22, 1997, the Company was reincorporated as a Delaware corporation by means of a migratory merger. The Company is in a developmental stage and has not yet commenced full-scale sales, marketing and production activities. The Company was formed to produce a proprietary, blended micronutrient fertilizer known as "Micro Min." On November 3, 1999, the Company became publicly-held through the distribution by GS Financial Services, Inc. ("GS Financial") of certain of its shares of the Company's common stock (the "Common Stock") to GS Financial's stockholders. The address of the Company is 5211 Court of York, Houston, Texas, and its telephone number is 281/580-8765

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Our extremely limited operating history and lack of commercial production make an evaluation of us and our future extremely difficult.

         The Company was incorporated as a Texas corporation on May 30, 1995 and was reincorporated as a Delaware corporation on December 22, 1997. We remain in a developmental stage. Since the Company's formation, we have been engaged in research and development with regard to "Micro Min," our proprietary, blended micronutrient fertilizer. We have not yet commenced commercial production of Micro Min. However, we believe that we have completed all necessary preliminary work to commence production of Micro Min on a full-scale basis, and we expect to commence such production in the near future. In view of the length of our operating history, you may have difficulty in evaluating us and our business and prospects. To date, we have received no meaningful revenue from the sale of our product. While we believe that our product is commercially viable, developing products for the agricultural marketplaces is inherently difficult and uncertain. There can be no assurance that significant market demand for our product will ever develop. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. These risks include:

         *        Our inability to produce our product on a commercial basis in a profitable manner
         *        The inability of our product to gain market acceptance and our inability to achieve adequate sales levels
         *        Our inability to continue procuring financing to develop our business
         *        Our inability to sustain any continuing losses from operations
         *        Our inability to implement and successfully execute our
                        business and marketing strategy
         *        Our inability to respond adequately to competitive pressures and developments
         *        Our inability to respond adequately to technological
                        developments in our industry
         *        Our inability to manage growth in our operation if such growt is rapid

There can be no assurance that we will be successful in addressing these risks. Our failure to address successfully the risks we face as a developmental stage company could materially and adversely affect our business, prospects, financial condition and results of operations.

Since our incorporation, we have had a history of operating losses, and we expect to have future operating losses until sales of our product achieve certain levels.

         For our fiscal year ended December 31, 1999, we incurred a net loss of $116,663. As of December 31, 1999, we had an accumulated deficit of $94,261. We anticipate having a negative cash flow from operations in future quarters and years until such time (if ever) as product sales generate sufficient revenue to fund our continuing operations. There can be no assurance that

         * sales of our product will ever generate significant revenue; * we will ever generate positive cash flow from our operations; or * we will attain or thereafter sustain profitability in any future period.

We have only one product, and our success depends on the success of this single product.

         We currently intend to manufacture only one product for the foreseeable future. At the present, our success depends entirely upon our ability to manufacture this single product, and cause it to be sold, on a profitable basis. Our lack of product diversification may make the results of our operations riskier and more volatile than they would be if we manufactured more than one product.

We intend to focus on Mexico as our initial target market, and Mexico has experienced a recent economic crisis, which could lead to political uncertainty and change.

         Our initial sales efforts will focus on Mexico. Accordingly, the economic environment within Mexico can be expected to have a significant impact on our business, financial condition and results of operations. Beginning in December 1994, Mexico experienced an economic crisis characterized by exchange rate instability, high inflation, high domestic interest rates, negative economic growth and reduced agricultural and consumer purchasing power. Reduced agricultural and consumer purchasing power in Mexico could materially adversely affect our financial condition and results of operations. While the Mexican economy has begun to recover, complete recovery has not yet been achieved. There can be no assurance that the economic recovery will continue or that the economy will return to the growth levels existing prior to the crisis. Like any continuing economic crisis, the one experienced by Mexico creates an environment in which political changes could be more likely. The likelihood of any such changes, or the nature of such changes and the effect upon us (if such changes were to occur), is now uncertain. However, we will have no control over any political, economic or social responses to the economic situation. These responses could include (among other things) social unrest and labor disruptions. Any political, economic or social response to the economic situation materially adversely our business, financial condition and results of operations.

Our future capital needs may require the procurement of additional financing, and there can be no assurance that we will be able to procure such financing.

         We currently have no constant and continual flow of revenues. We have only minimal overhead, which has thus far been financed through amounts advanced by our directors. To address the variable costs associated with production, we intend to require down payments on purchase orders in amounts equal to 50% of the purchase prices of the purchase orders. Such down payments are expected to cover all direct costs of producing the ordered product. As a result, we do not believe that we will need any financing over the next 12 months or in the foreseeable future. Nevertheless, while the director who has financed our overhead has indicated that he intends to continue to do so, he is under no legal obligation to do so and may cease at any time. Moreover, there can be no assurance that we will be successful in obtaining 50% down payments on purchase orders. Without continued advances for overhead and 50% down payments on purchase orders, we would be required to seek alternative sources of financing. There can be no assurance that we would be successful in obtaining alternative sources of financing on acceptable terms or at all for that matter. Furthermore, debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results will or may occur:

         * The percentage ownership of our existing stockholders will be reduced
         * Our stockholders may experience additional dilution in net book value per share * The new equity securities may have rights, preferences or privileges senior to those of the holders of our

                  Common Stock.

To generate sales of our product, we expect to rely exclusively on an affiliated third party over whom we will have little control, and this arrangement involves certain risks.

         We have  entered into an exclusive  sale and  purchase  agreement  (the
"Global Agreement") with an affiliate of ours, Global Farm Sciences, Inc. ("Global"), to market Micro Min in certain geographical areas of the world. See "ITEMS 1 and 2. BUSINESS AND PROPERTIES - SALES AND MARKETING - Exclusive Sale and Purchase Arrangement." Until recently, we expected to depend entirely upon Global to generate sales of our product. The Global Agreement was not the result of arms-length negotiations. Accordingly, there can be no assurance that the terms and conditions of this agreement are as favorable to us as those that could have been obtained from unaffiliated third parties. In addition, Global has failed to purchase the minimum volume of Micro Min for 1999 as provided for in the Global Agreement. Moreover, the Company is now contemplating having Ciencia Agro Ambientales, S.A. de C.V. ("Ciagam"), another affiliate of ours, assume the role of exclusive reseller of Micro Min in Mexico, our initial target market. Whether Global continues as our exclusive reseller of Micro Min in Mexico or Ciagam assumes such role, there can be no assurance that the sales efforts to be exerted by Global or Ciagam (as the case may be) will be exerted at the level of quality we expect, that the Global Agreement will not be modified in the future, or that any agreement that we reach with Ciagam will be on terms acceptable to our stockholders. Moreover, Global and Ciagam are thinly capitalized corporations. There can be no assurance that we could meaningfully enforce the Global Agreement or any agreement that we reach with Ciagam if either Global or Ciagam were to fail to honor its agreement with us. In any event, the ability of either Global and Ciagam to sell our product is unpredictable, and we will have limited control over either of their selling activities. There can be no assurance that either Global or Ciagam will be successful in selling our product. The failure of the selling efforts of Global or Ciagam (as the case may be) would materially adversely affect our business, results of operations and financial condition.

Our success depends to a great extent on our ability to protect our intellectual property, and our ability to protect our intellectual property is uncertain.

         We regard various features and design aspects of our product as proprietary and rely primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued one copyright covering our soil testing software, have applied for a patent covering our blended micronutrient fertilizer product and intend to continue to apply for patents, as appropriate, for our future technologies and products. Nonetheless, there can be no assurance that we will be able to protect against the use of similar technologies by our competitors. Therefore, there can be no assurance that one or more of our competitors, most of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology. Our inability to respond to technological advances on a timely and cost-effective basis could materially adversely affect our business, results of operations and financial condition. Moreover, our current and future competitors or others may adopt product or service names similar to our trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our patents, copyrights, trademarks, trade names and other intellectual property might materially and adversely affect our business, results of operations and financial condition. In addition, in the future third parties may claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to any such claim, any future claim (with or without merit) could result in one or more of the following:

         *        Significant litigation costs

         *        Diversion of resources, including the attention of management
         *        Our agreement to certain royalty and licensing arrangements

Any of these developments could materially and adversely affect our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect our business, results of operations and financial condition. Further, we intend to distribute our product in a number of foreign countries. The laws of those countries may not protect our proprietary rights to the same extent as the laws of the United States.

We rely heavily upon certain of our directors and officers, the loss of certain of whom could materially adversely affect us.

         For the foreseeable future, we substantially rely upon the personal efforts and abilities of M.M. Kalish, a founding shareholder, and his son Robert A. Kalish. The loss of the services of either of these individuals may materially adversely affect our business, operations, revenue and business prospects. We maintain key man life insurance on Robert A. Kalish in the amount of $1.0 million, but do not maintain key man life insurance on M.M. Kalish. Neither of Messrs. Kalish and Kalish devotes full time to our business. Moreover, neither of Messrs. Kalish and Kalish has entered into any employment or non-compete agreements with us. See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT."

Our current management resources may not be sufficient for the future, and we have no assurance that we can attract additional qualified personnel.

         There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.

Our obligation to indemnify our officers and directors could prevent our recovery for losses caused by them.

         Certain provisions of our Certificate of Incorporation and By-Laws and certain agreements that we have entered into with certain of our directors and officers provide that we shall indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the General Corporation Law of Delaware or in such agreements. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from such officers, directors, agents and employees for losses we incurred as a result of their actions. Further, the United States Securities and Exchange Commission takes the position that indemnification against liability under the Securities Act of 1933 is against the public policy as expressed in such act, and is, therefore, unenforceable.

We could face intense competition from competitors with much greater financial, marketing and production capabilities.

         To the best of our knowledge, we believe there is no direct competition with our product and services at this time in the blended micronutrient fertilizer market. However, there are few barriers to entry into the agricultural fertilizer industry. Accordingly, there can be no assurance that we will not in the future be required to compete directly with other, larger companies having greater financial, marketing and production capabilities than we have. See "ITEMS 1 and 2. BUSINESS AND PROPERTIES - COMPETITION." To a great extent, we intend to rely on exclusive import licenses issued by foreign countries as hedges against competition.

We intend to rely on import licenses issued by foreign countries, and we have no assurances that our current licenses will not be revoked or that licenses regarding additional countries will be issued.

         The terms of the license granted by the Minister of Agriculture of Mexico, pursuant to which we have the right to import and sell our micronutrient fertilizer in Mexico, are subject to government regulation. While the terms of our license does not provide for its revocation and we know of no revocation of any license granted by a Mexican federal agency, a revocation of our license remains a possibility, particularly if broad political change occurs in Mexico. Even if not revoked, there can be no assurance that other action taken by the Mexican government will not impair or adversely affect the value of our license. Moreover, there can be no assurance that we will obtain additional licenses to import our product in other countries that we believe to be attractive markets. Finally, there can be no assurance that import licenses similar to or the same as those now or hereafter granted to us will not be granted to potential competitors in the same markets.

Our Common Stock is not now being actively traded, and the future of its trading market involves considerable uncertainty.

         There is presently no public market for our Common Stock. We are currently seeking to procure an initial market maker for our Common Stock so that trading in our Common Stock may commence on the OTC Electronic Bulletin Board. There is no assurance that we will be successful in procuring an initial market maker, that a public market for our Common Stock will ever develop, or that (if one develops) it will be sustained. The liquidity of our Common Stock may be adversely affected, and holders of our Common Stock may have difficulty selling it, if a suitable trading market fails to develop and continue. Any market for our Common Stock that does develops is likely to be highly volatile and could be characterized by limited trading volume. Prices at which our Common Stock may trade may fluctuate fairly widely on a percentage basis. There can be no assurance as to the prices at which our Common Stock will trade in the future. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

         *        The depth and liquidity of the markets for our Common Stock
         *        Investor perception of us and the industry in which we
                        participate
         *        General economic and market conditions

Potential future sales by affiliates could depress the market price for our Common Stock.

         Approximately   11,150,000  shares  of  Common  Stock  are  issued  and
outstanding. We believe that nearly all of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks before such sale. Nearly all of the restricted shares have been outstanding for over one year and thus are eligible for sale under Rule 144. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future dilute an investor's percentage of freely tradeable shares and may depress the price of our Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, most of the shares believed to be "restricted securities" are held by affiliates of ours and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can sold in any period of time.

A low trading price of our Common Stock would entail additional regulatory requirements, which could negatively affect such trading price.

         We believe that the trading price of the Common Stock is likely to start below $5.00 per share. If the trading price of our Common Stock were to start and remain below $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Securities and Exchange Act of 1934 that require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected, which could severely limit the market liquidity of our Common Stock.

Certain current stockholders of the Company control the Company, and cumulative voting and preemptive rights are denied to stockholders.

         As of February 21, 2000, the six founding stockholders of the Company collectively owned 69.5% of our outstanding Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of our outstanding shares of Common Stock (currently the founding stockholders) may elect all of our Board of Directors. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future.

The Company's authorized preferred stock exposes stockholders to certain risks.

         Our Certificate of Incorporation authorizes the issuance of Preferred Stock. No shares of Preferred Stock were issued as of February 21, 2000. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While the Board of Directors of the Company must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of our Common Stock.

We may not be able to manage properly future growth that we experience.

         We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

         *        Expand existing operations

         * Improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems

         *        Train, manage and expand our employee base

Further, we will be required to maintain control over our strategic direction. If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially adversely affected.

Future acquisitions could expose us to numerous risks.

         As  part  of  our  business  strategy,  we  may  acquire  complementary companies, products, services or technologies. Any acquisition would be accompanied by the risks commonly encountered in an transaction. Such risks include the following;

         * Difficulty of assimilating the operations and personnel of the acquired companies * Potential disruption of our ongoing business * Inability of management to maximize our financial and strategic position through the successful incorporation of acquired businesses and technologies
         *        Additional expenses associated with amortization of acquired intangible assets
         *        Maintenance of uniform standards, controls, procedures and policies
         *        Impairment  of  relationships  with  employees,  customers, vendors  and  advertisers  as a  result  of any
                  integration of new management personnel
         *        Potential unknown liabilities associated with acquired
                        businesses

There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, any future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. We may be required to obtain additional financing if we choose to use cash for acquisitions in the future. There can be no assurance that such financing will be available on acceptable terms. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience further ownership dilution.

Stockholders have no guarantee of dividends.

         We have not paid any dividends on our Common Stock since our incorporation. We anticipate that, for the foreseeable future, working capital and earnings (if any) will be retained for use in our business operations and in the expansion of our business.

                                    BUSINESS

OVERVIEW

         Agri Bio-Sciences, Inc. (the "Company") was formed on May 30, 1995 as a Texas corporation under the name "Agri Environmental Sciences, Inc." The Company changed its corporate name to its current name about October 1997. On December 22, 1997, the Company was reincorporated as a Delaware corporation by means of a migratory merger. The Company is in a developmental stage and has not yet commenced full-scale sales, marketing and production activities. While there can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations, the Company has received its first purchase order for Micro Min and expects to receive additional purchase orders in the near future.

         The Company has developed a fertilizer known as "Micro Min." Micro Min is produced by blending micronutrients (such as zinc, manganese, iron, copper, cobalt, molybdenum and boron) with montmorillonite (an agricultural clay) so as to electrochemically bond the micronutrients to the montmorillonite to produce a blended fertilizer. The resulting fertilizer allows the bond between the micronutrients and the montmorillonite to be dissolved during a time when the micronutrients are most required by plants. As a blended fertilizer comprised completely of micronutrients and an inert material, Micro Min is believed to be unique to the world market.

         Micro Min has been in the process of development and refinement for over the past 25 years by the Company and a couple of predecessor companies. The rights to Micro Min, and the Company's plant and certain of its equipment, were acquired by a stockholder of the Company in 1995 from Anvil Mineral Mining Corporation ("AMMC"), which was then in a liquidation bankruptcy proceeding. The acquired items were subsequently contributed to the Company. Management believes AMMC failed due to internal problems of its shareholders rather than the merits of Micro Min. AMMC had acquired the rights to Micro Min in the early 1980's from Mack Ravenhorst, who developed Micro Min and had tried for a number of year to exploit it commercially without any meaningful success. Part of the delay in the full-scale exploitation of Micro Min has resulted from the extended period of time it takes to qualify a product in a particular foreign country and to develop the marketing relationships necessary to sell a product in that country. After an extended period of time and a concerted effort, the Company has qualified Micro Min in Mexico, Colombia and Spain, and believes that it now has the necessary marketing relationships to exploit Micro Min on a full-scale basis.

         The Company has decided not to sell and market Micro Min itself. This decision was based on the Company's desire not to bear the risk that selling expenses might offset a large portion of (or in fact exceed) revenues from sales and the related risks resulting from possible exchange rate fluctuations that may result from sales in a foreign country for foreign currencies. Instead, the Company will concentrate solely on the manufacture of Micro Min. The Company has decided to engage another company to sell Micro Min and thus bear the risk of selling and any risks resulting from possible exchange rate fluctuations. Therefore, the Company has entered into a exclusive sale and purchase agreement (the "Global Agreement") with Global Farm Sciences, Inc., a corporation affiliated with the Company ("Global"), to market Micro Min in certain geographical areas of the world. The Global Agreement and the Company's continued use of Global as the Company's exclusive reseller in Mexico is currently under review and is subject to possible modification. See "ITEMS 1 and
2. BUSINESS AND PROPERTIES - SALES AND MARKETING."

         The initial target market for Micro Min will be the country of Mexico. Secondary target markets are expected to include Central and South America and the Middle East. Mexico was selected as the initial target market due to the extensive agricultural needs of the country and the fairly extensive contacts that management has had with the country over the years.

THE PRODUCT

         Micro Min is a formula of micronutrients blended with montmorillonite (an agricultural clay). The blending process electrochemically bonds the micronutrients to the montmorillonite. The bond between the micronutrients and the montmorillonite is dissolved during times when the micronutrients are most required by plant life. Management believes that the time-released characteristic of Micro Min gives it an inherent advantage over other forms of micronutrients fertilizers, which could be toxic to crops if excess quantities were applied directly to them. Over the years, Micro Min has been developed in an increasingly more concentrated form. Management believes that Micro Min is the only blended fertilizer composed of micronutrient and an inert material on the world market today. However, Micro Min is not now being produced, nor has it ever been sold, in commercial quantities.

         Micro Min is expected to be packaged in 10 kilogram bags, placed on pallets and stretch wrapped and then placed in inventory at the Company's plant site. See "ITEMS 1 and 2. BUSINESS AND PROPERTIES - MANUFACTURING FACILITY." Once produced, Micro Min can be moved in containerized shipments of 19 metric tons each or placed in railroad freight cars containing 50 metric tons each, depending on where the product is to be shipped.

         Since the early 1980's, with the assistance of various governmental agencies in Mexico, many test plots involving Micro Min were started in and around the state of Tlaxcala, Mexico. All of these plots were organized and supervised by state agronomists using their normal application of fertilizers and adding Micro Min in certain predetermined areas. The results of this testing seemed to indicate the following:

         (1)      Farmers experienced between 10% and 15% more crop production;

         (2)      Crops contained higher protein averages than without Micro
                  Min;

         (3) Second season lab reports seem to indicate that farmers achieved healthier and more manageable soils requiring less fertilization each succeeding growing period; and

         (4) The resulting increase in crop production and the savings on macronutrients more then offset the costs of the Micro Min.

Despite the testing described above, the Company has spent only a minimal amount on research and development over the past two years.

         Because of the effectiveness of Micro Min, in July 1997 the Minister of Agriculture of Mexico awarded to the Company the only existing license to import and sell micronutrient fertilizer in every state of Mexico. Micro Min has also been endorsed by the chief of all laboratories operated by the Minister of Agriculture. After receiving the Company's product license from Mexico, the Company proceeded with similar field tests in Colombia and Spain. During these tests, Micro Min proved to be a successful fertilizer for their area soils. After the conclusion of these field tests, product licenses were issued by both of these countries for the importation of Micro Min.

         The Company has produced and holds in its inventory 250 metric tons of Micro Min product. Of this inventory, 130 metric tons are now held at the Company's plant site and 120 metric tons are being held in Mexico for the commencement of the Company's full-scale sales and marketing efforts.

MANUFACTURING FACILITY

         The Company owns a plant facility situated on a seven-acre tract of land located on Dicky Ware Street, in downtown Bay Springs, Mississippi. The plant is not now being operated on an on-going commercial basis. However, the Company intends to activate on-going commercial production in the near future, and the Company does not now foresee any problem in doing so.

         The plant facility consists of a metal building containing about 15,000 square feet under roof. The roof of this building was recently renovated. During this renovation, the Company removed a 5,000 square foot section of the covered area of the plant during August 1997 and inserted a completely new metal building directly inside the present structure, thereby fortifying the complete plant facility. The roof of the plant was also repaired in those areas that required attention. The equipment in the plant consists primarily of a 40'x8' dryer for the montmorillonite, a blender and a bagging machine. All equipment in the plant is in good repair and completely ready for production of the Company's micronutrient product Micro Min. The plant has a 75 foot railroad spur and truck loading capabilities for 20 metric ton containers. The rail spur allows product to be moved by rail to any United States port for containerized or palletized shipment by sea to any foreign port.

         During testing and operating with a three man team, the plant proved capable of manufacturing 20 metric tons of Micro Min during an eight-hour shift. If needed, the plant could have two eight-hour shifts per day manufacturing product and one eight-hour shift devoted solely to building and equipment maintenance. Management anticipates that the plant could operate 22 days per month, 12 months per year. With three shifts working for the foregoing periods of time, the plant could produce 10,560 metric tons annually. The Company has plans to install a California Pellet Mill pelletizer into the plant facility once sales reach an appropriate level. Such pelletizers are able to produce 20 metric tons of pelletized product per hour which will provide the plant with the expected product manufacturing capability of 84,480 metric tons annually, based on the Company's assumptions regarding its levels of operations.

         Under the terms of the Global Agreement, Global will purchase a metric ton of Micro Min at a price of $620.00 (FOB). Management believes that the direct cost of producing a metric ton of Micro Min will be approximately $315, thus yielding upon sale a direct profit of approximately $305 per metric ton. Pursuant to the Global Agreement, Global is required to purchase at least 2,000 metric tons of Micro Min in 1999 and 2000 and 3,000 metric tons of Micro Min in each of the succeeding years. The Global Agreement was intended to free the Company of any and all cost factors originating outside its plant facility in Bay Springs, Mississippi. All costs incurred in all sales efforts by Global will be paid by Global. Moreover, all freight charges to anywhere in the product sales territory assigned to Global will be strictly Global's responsibility. In addition, all sales personnel and their expenses will likewise be paid by Global. The Global Agreement was structured to ensure that the Company would realize a profit from the Global Agreement. However, Global did not purchase the required 2,000 metric tons of Micro Min in 1999. The Global Agreement and the Company's continued use of Global as the Company's exclusive reseller in Mexico is currently under review and is subject to possible modification. See "SALES AND MARKETING" immediately below.

SALES AND MARKETING

Overview

         The Company's initial sales and marketing plan focused on the establishment of relationships with critical governmental and quasi--governmental agencies in the Company's target markets. The Company intended to demonstrate to these agencies the effectiveness of Micro Min and the benefits that farmers would realize by its use and application. In this connection, the Company intended to establish a network of laboratories to provide soil, plant and water testing and recommendations to farmers. Because it was believed that the farmers of the third world have generally not applied micronutrients to their fields, the Company expected to find deficiencies with regard to micronutrients in the soils that were tested. The Company could then recommend (with the expected endorsement of a governmental or quasi--governmental agency) that the farmers use Micro Min to remedy these deficiencies. After careful consideration, the Company decided not to pursue sales and marketing in the United States initially due to the costs believed necessary to penetrate the United States market adequately.

         In connection with its initial sales and marketing plan, the Company developed plans and specifications for computerized soil, plant and water analysis laboratories, one of which was actually installed in the Dominican Republic. The Company's laboratory designs range from that of a very computerized emission spectrophotometry laboratory down to a portable field kit of the quality a soil chemist would require. All designs, however, would offer the farmer, cattleman, technician and cooperative, a professional analytic service programmed to deliver analytic reports with fertilizer recommendations, methods of application and commentaries, all in common sense Kilogram/acre terms. These laboratories were specifically designed for mass sample analysis using the most advanced technology available. To complete the laboratory packages, the Company wrote complete testing protocols to be used by every instrument in these laboratories.

         The Company also developed a proprietary computer software program for use in the laboratories. This software has the capability of rendering final and definitive reports on soil, water, and plants from samples submitted for testing. The Company's laboratories would be capable of analyzing soil, plant and water samples and immediately transmitting raw data to an on-line computer, which mathematically extrapolates the data and scans the computer's programmed memory for an exact fertilizer recommendation. Within days, the programmed computer is able to provide farmers written reports containing the complete results of the analyses of their samples and a complete fertilizer recommendation. To offer further assistance to the farmers, the computer is programmed with the latest technical data concerning local soils, rainfall, and temperatures. The information obtained during the testing is also retained in the computer's on-line data base to be compared, managed, and accessed over and over again for further use by authorized entities, and for comparison in the retesting by farmers of these same soils at any later date. Also, the data base will retain the name, address and any other pertinent data on each farmer registered at a laboratory. This will enable sales efforts to plot continuous sales strategies in any given farming community.

         At one point, the Company intended to forego the actual establishment, ownership and operations of laboratories and instead license the Company's software to Intertek Testing Services, a prominent international laboratory testing company ("ITS"), for use in ITS's existing and future laboratories. The Company and ITS never reached a definitive agreement in this regard. Now the Company plans to license its software to affiliated entities, which will be responsible for the actual establishment, ownership and operations of the laboratories. In addition, the Company will no longer focus on the establishment of relationships with critical governmental and quasi--governmental agencies in its target markets. Instead, the Company has entered into an exclusive sale and purchase agreement (the "Global Agreement") with Global Farm Sciences, Inc. ("Global"), which initially has acted as the exclusive purchaser and reseller of the Company's product. The Global Agreement and the Company's continued use of Global as the Company's exclusive reseller in Mexico is currently under review and is subject to possible modification. See "Exclusive Sale and Purchase Arrangement" immediately below.

Exclusive Sale and Purchase Arrangement

         Global Farm Sciences, Inc., a Texas corporation ("Global"), was formed in December 1997 by Lester H. Stephens, M. Manny Kalish and Patrick N. Morgan (founders and board members of the Company) for the purpose of selling the Company's product to foreign entities. On August 27, 1998, the Company signed a five-year exclusive product sales agreement with Global. This Agreement requires Global to purchase 2,000 metric tons of Micro Min during the years 1999 and 2000 and thereafter purchase 3,000 metric tons of Micro Min during each succeeding year. Global must pay $620.00 per metric ton in United States dollars, FOB the Company's plant facility in Bay Springs, Mississippi. Global must remit 50% of the purchase price with each purchase order for Micro Min forwarded to the Company. (This initial amount provides the Company with adequate funds to produce one metric ton of product and thereby provides the Company with the necessary funds to operate the plant.) Thereafter, Global must remit the remaining 50% payment of its purchase order to the Company within ninety 90 days of its receipt of the product FOB the plant. The Global agreement may be terminated prior to its five-year term upon the occurrence of certain customary termination events, such as breach of contract or bankruptcy. Global did not purchase the required 2,000 metric tons of Micro Min in 1999, and Global and the Company are currently discussing an extension for such purchase and perhaps an even broader modification of the Global Agreement.

         During the quarter ended September 30, 1999, the Company and Global realized that the success of Global's business activities in Mexico was limited due to Global's status as a foreign corporation in that country. Accordingly, with the knowledge and consent of the Company, Global has been employing Ciences Agro Ambientales, S.A. de C.V. ("Ciagam") to undertake the sales-related activities that Global was originally to undertake. Ciagam is indirectly owned by certain members of the Company's Board of Directors, and is a registered Mexican corporation fully authorized under Mexican corporate law. Although the future relationship among the Company, Global and Ciagam is now under review and is uncertain, such relationship is likely to assume one of the following three alternatives: (1) Global's continued use of Ciagam for sales-related activities for the foreseeable future, (2) a formal assignment to Ciagam of Global's rights and obligations under the Global Agreement, or (3) a termination of the Global Agreement, and the completion with Ciagam of a formal, written agreement similar to the Global Agreement or an informal sale and purchase agreement on an open-account, order-by-order basis.

Current Marketing Plan.

         For some time, Global had been holding discussions with various governmental, quasi--governmental and industry parties, who would serve as the primary distributor of Micro Min in Mexico. These parties have included Fertilizantes Nacionales, S.A. de C.V., the Mexican federal and state Colleges of Agricultural Engineers, and INTAGRO, a company based in Veracruz, Mexican. These discussions failed to produce a definitive agreement. Because of the delay in establishing a formal relationship with any large sales force, Ciagam (assuming the role previously undertaken by Global) has been making sales calls on critical governmental and quasi-governmental agencies as well as private businesses. Currently, Ciagram is involved in serious discussions with AGROFERMEX, a Mexican fertilizer distributor having 250 offices, regarding AGROFERMEX's serving as a predominant (though non-exclusive) distributor of Micro Min in Mexico. These discussions have not yet produced a definitive agreement, and the ultimate outcome of these discussions can not now be determined.

         In addition to Ciagam's current discussions with AGROFERMEX, Ciagam received an initial purchase order for 290 metric tons of Micro Min from Asesoria Integral Agrupecuaria, S.A. de C.V. ("ASIA"), a fertilizer distributor in Mexico. The Micro Min ordered is to be delivered as soon as practical. One hundred twenty (120) metric tons of Micro Min are already located in warehouses in Mexico. Another 130 metric tons of Micro Min are located at the Company's plant facility in Bay Springs, Mississippi, bagged and ready to be shipped. The Company is now in the process of filling ASIA's order, and the Company expects to reactivate its plant facility in Bay Springs, Mississippi in the near future in order to produce the remaining Micro Min needed to fill the order. As a result of the ASIA purchase order, the Company expects to realize revenues in the near future. Management believes that Ciagam (or another primary distributor in Mexico) will receive additional purchase orders from ASIA in the future, although there can be no assurance in this regard.

         Moreover, the Company is also working with approximately 800 farmers in the state of Guanajuato, Mexico who have indicated a desire to form a co-operative and have the Company install a laboratory on their behalf. On the average, each of these farmers has approximately 700 hectares, for a total of approximately 560,000 hectares or approximately 1,400,000 acres. At a bag of Micro Min per acre, approximately 14,000 metric tons of Micro Min would be required to serve the co-operative. At a profit of $305 per metric ton, the Company would realize an aggregate profit of approximately $4,270,000. The
Company expects that an affiliated entity will establish, own and operate a laboratory for the benefit of the co-operative. This project is in a very preliminary stage, and there can be no assurance that this project will ever be completed in the scope currently being contemplated, if at all.

         Finally, Ciagam has recently established a relationship with the Banco de Mexico, the national bank of Mexico. The Banco de Mexico has indicated a desire to establish a credit line sufficient for Mexican farmers to purchase certain items of agriculture necessary for crop production. Although Ciagam and the Banco de Mexico have not agreed upon definitive terms nor entered into definitive agreements regarding the line of credit, current discussions are revolving around certain terms. First, the line of credit is expected to have a total amount ranging from $425,000 to $1.2 million. This amount of funding is expected to service adequately an eight-state targeted area in Mexico. In addition, amounts advanced on the line of credit to farmers will be due and payable approximately 90 days after the advance. Moreover, as is customary, the line of credit would require the farmers to place their land in trust as collateral against the amounts advanced. Finally, Ciagam is expected to be required to guarantee a comparatively small portion of each advance on the line of credit. Despite the current status of the negotiations regarding the line of credit, there can be no assurance that Ciagam will successfully conclude such negotiations and establish a line of credit with the Banco de Mexico or any other lender.

PROPRIETARY RIGHTS

         The Company regards various features and design aspects of its product as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. The Company has been issued one copyright covering its soil testing software, has applied for a patent covering the blended micronutrient fertilizer product and intends to continue to apply for patents, as appropriate, for its future technologies and products. There are few barriers to entry into the market for the Company's product, and there can be no assurance that any patents applied for by the Company will be granted or that the scope of the Company's patent or any patents granted in the future will be broad enough to protect against the use of similar technologies by the Company's competitors. There can be no assurance, therefore, that any of the Company's competitors, some of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the Company intends to distribute its product in a number of foreign countries. The laws of those countries may not protect the Company's proprietary rights to the same extent as the laws of the United States.

         The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of any proprietary rights of the Company or of third parties asserting infringement claims against the Company. Any such litigation could result in substantial costs to the Company and diversion of efforts by the Company's management and technical personnel. See "ITEMS 1 and 2. BUSINESS AND PROPERTIES - RISK FACTORS - Our success depends to a great extent on our ability to protect our intellectual property, and our ability to protect our intellectual property is uncertain."

COMPETITION

         Management believes there are no other commercial blended micronutrient fertilizers available in the market place. Therefore, management believes there is no direct competition as of the date of this Annual Report. However, there can be no assurance that the Company will not in the future be required to compete directly with other, larger companies having greater financial, marketing and production capabilities. The Company does not regard other fertilizer companies as direct (or even indirect) competitors because the products offered by them are complementary to and not competitive with the product offered by the Company. The Company's primary challenge lies not in head-to-head competition with similar products, but in educating farmers as to the need to use the micronutrient products of the Company as well as the macronutrient products more widely-accepted historically. To a great extent, the Company intends to rely on exclusive import licenses issued by foreign countries as hedges against competition.

EMPLOYEES

         As of the date of this Annual Report, the Company has only one full time employees who serves as the manager of the Company's plant. All other business and corporate functions are performed by the officers and directors without compensation.

ITEM 3.  LEGAL PROCEEDINGS

         On July 30, 1999, Lavaca Financial Corporation filed a lawsuit in the 234th Judicial District Court, Harris County, Texas (case no. 1999-39733) against the Company, Global, three of the Company's directors (namely, Pat Morgan, M. Manny Kalish, and Lester H. Stephens), and Robert A. Kalish, the Company's Vice President. This lawsuit seems to allege that the defendants breach a purported agreement that they had with Lavaca Financial for the payment of certain amounts if certain business transactions were concluded. On January 21, 2000, the defendants in this lawsuit filed general denials of all matters contained in Lavaca Financial's petition. Although this lawsuit is in its very early stages, the Company believes it is without merit, and the Company intends to defend vigorously against all claims asserted in this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         There has been no trading market for the Company's common stock (the "Common Stock"). The Company is currently seeking to procure an initial market maker for the Common Stock so that trading in the Common Stock may commence in the near future on the Electronic Bulletin Board under the symbol "AGBI." As of February 17, 2000, the Company had approximately 103 holders of record. The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.  PLAN OF OPERATION

         The Company currently remains in a developmental stage. It has not yet commenced full-scale sales, marketing or production activities, has not generated any revenue from operations and will not generate revenue from operations until it commences sales of its product. While there can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations, the Company has received its first purchase order for Micro Min and expects to receive additional purchase orders in the near future. The following is a summary of the Company's plan of operation over the next 12 months.

         The Company (through Ciagam) intends to continue to pursue sales of Micro Min in Mexico and possibly complete broad product sales agreements with AGROFERMEX and other firms or organizations having a large sales force. In addition, the Company would like to begin exploring (through Global) the possibility of establishing a sales program in Colombia. The Company already has a product license for Micro Min in that country as well as associates and relationships with important agricultural institutions and organizations. Ciagam is currently planning on a possible visit to Colombia in the first quarter of year 2000 to explore more closely the possibility of establishing a sales program in Colombia. The Company will have little participation in the sales program.

         The Company does not believe that it will need any financings over the next 12 months for the reasons stated in the remainder of this paragraph. The Company intends to require purchasers of Micro Min to pay one-half of the aggregate purchase price of a purchase order as a downpayment at the time that the purchase order is placed. Based on the Company's estimates, the downpayment will be sufficient to cover all direct costs associated with the fulfillment of the purchase order. Accordingly, the risk of inadequate production funding is negligible. However, if there is a small shortfall, management has indicated that they will be willing to advance the amount of the shortfall, although they are under no legal obligation and may not be legally compelled to do so. The Company has only minimal overhead, which has thus far been financed through amounts advanced by the directors of the Company. Certain of the Company's directors have indicated that they intend to continue to provide limited financing of overhead, but they are under no legal obligation and may not be legally compelled to do so and may cease at any time.

         Moreover, the Company does not intend to conduct any further research and development over the next 12 months. However, the Company anticipates the possible need to add (during the next 12 months) a California Pellet Mill pelletizer and additional employees once sales reach an appropriate level.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-10 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                                      PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below are the identities of the directors, executive officers and significant employees of the Company and a brief account of their business experience, especially during the last five years, including their principal occupations and employment during that period and the names and principal businesses of any corporations or organizations in which such occupations and employment was carried on. All offices with the Company have been held since December 1997 and expire in December 2000.

NAME                                                 TITLE                                              AGE

Leslie L. Lemak, M.D.                       Chairman of the Board of Directors                            82
Lester H. Stephens                          President and Director                                        73
Anthony A. Mierzwa                          Director                                                      87
Patrick N. Morgan                           Secretary, Treasurer and Director                             82
M. Manny Kalish                             Director                                                      72
Vernon L. Medlin, M.D.                      Director                                                      68
Robert A. Kalish                            Vice President                                                51

         Leslie L. Lemak, M.D. has been a practicing physician in the state of Texas for more than twenty years and is now retired.

         Lester H. Stephens is retired from EXXON where he served as an executive Geophysicist for 35 years. After retiring, Mr. Stephens accepted a professorship of Geophysics at the University of South Carolina. Mr. Stephens has taken charge of the Company's plant facility in Bay Springs, Mississippi, and literally transformed it into an assembling line type of production facility prepared to meet the most demanding amount of product scheduling.

         Anthony A. Mierzwa is retired from a 40 year career as a real estate developer in the Houston area.

         Patrick N. Morgan has been a real estate developer in the Houston area for the past 50 years. Mr. Morgan was responsible for the land development of the Champion's area of Houston and was personally involved in the development of the Champion's Golf Course and club house. Mr. Morgan is semi-retired today but spends time as the secretary of the Champion's Golf Club, Houston, Texas, as well as a member of the board of the Company.

         M. Manny Kalish has spent the past ten years developing the Company's unique agricultural program for the Mexican, Colombian and Egyptian market place. It was this research and development that Robert A. Kalish successfully used as the platform to develop a very unique software program for the proprietary soil, water and plant testing laboratory. Robert has installed one of these unique laboratories in the Dominican Republic under the sponsorship of the USDA, and has recently installed a laboratory in the state of Tlaxcala (Mexico) under the sponsorship of the University of Tlaxcala, the secretary of agriculture of the state, and the Company.

         Vernon L. Medlin, M.D. practices radiology in Corpus Christi, Texas

         Robert Alexander Kalish has been a Technical Consultant, Secretaria de Fornento Agropecuario, Tlaxcala, Tlaxcala, Mexico since 1996 and Technical
Director,  Laboratory,  Department  of  AgroBiology,   University  of  Tlaxcala,
Tlaxcala, Mexico since 1995. From 1993 to 1995 Mr. Kalish was Director, Agricultural/Environmental Laboratory; Director, Asgrow national seed production program; Medco Egypt Co., Cairo, Egypt. From 1991 through 1993 Mr. Kalish was Chief of Party, USAID National Agricultural-Environmental Laboratory Installation Project #517-0189-03G, Santo Domingo, Dominican Republic and Instructor, Agrophysics, School of Soil Sciences, Department of Agronomy, Cairo University, Cairo, Egypt from 1989 to 1990. From 1990 on he has been VP Agri Technologies, Inc (Research & Development) and from 1986 through 1988 Mr. Kalish was Director of Analytic Services, Anvil Micronutrients Corp., Houston, Texas. From 1980 through 1983 he served as Director of Analytic Services, Anvil Mineral Mining Corporation, Bay Springs, Mississippi (Mexican government agricultural-environmental laboratory installation project) and from 1973 to 1978 he was Asst. Technical Director, Anvil Mineral Mining Corporation, Bay Springs, Mississippi. In 1972 Mr. Kalish served as Instructor, Mathematical Logic, San Francisco State University, San Francisco, California and from 1971 to 1972 he was Director, Logic Laboratory, San Francisco State University, San Francisco, California.

         The authorized number of directors of the Company is presently fixed at six. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors meeting.

         Other than for the father-son relationship between M. Manny Kalish and Robert A. Kalish, there are no family relationships between or among any of the directors or executive officers. Moreover, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected to serve as such.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during fiscal 1999, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

                                  Compensation

         The officers and directors of the Company are receiving no compensation for their services for the Company. There are no present plans, arrangements, or understandings concerning the payment of any compensation for any of the officers or directors.

                               Stock Option Grants

         The Company did not grant any stock options during the fiscal year ended December 31, 1999.

                  Option Exercises/Value of Unexercised Options

         The following table sets forth the number of securities underlying options exercisable at December 31, 1999. No SAR's of any kind have been granted.

                       Aggregated Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Values (1)

                  (a)                                                    (d)

                                                              Number of Securities
                                                              Underlying Unexercised
                                                              Options at December 31,
                                                              1999 (Numbers of Shares)
                  Name                                                 Exercisable

                  M.M. Kalish                                           500,000(2)

                  Lester H. Stephens                                    250,000(2)

                  Vernon L. Medlin, M.D.                                250,000(2)

                  Leslie L. Lemak, M.D.                                 250,000(2)

                  Patrick N. Morgan                                     250,000(2)

                  Anthony A. Mierzwa                                    250,000(2)
---------------------

(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table. The Columns designated by the SEC for the reporting of the value of exercisable in-the-money options have been eliminated because the Company's Common Stock has not been actively traded and thus has no ascertainable market value.

(2)      The per-share exercise price for each of these option shares is $.50.


STOCK INCENTIVE PLAN

         The Board of Directors of the Company has approved and adopted by written consent, the Agri Bio-Sciences, Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to provide deferred stock incentives to certain key employees and directors of the Company who contribute significantly to the long-term performance and growth of the Company. The following description of the Stock Incentive Plan is qualified by the Stock Incentive Plan itself.

         General Provisions of the Stock Incentive Plan. The Stock Incentive Plan will be administered by the Board of Directors or a committee of the Board of Directors duly authorized and given authority by the Board of Directors to administer the Stock Incentive Plan (the Board of Directors or such designated Committee as administrator of the Stock Incentive Plan shall be hereinafter referred to as the "Board"). The Board will have exclusive authority to administer the Stock Incentive Plan including without limitation, to select the employees to be granted awards under the Stock Incentive Plan, to determine the type, size and terms of the awards to be made, to determine the time when awards will be granted, and to prescribe the form of instruments evidencing awards made under the Stock Incentive Plan. The Board will be authorized to establish, amend and rescind any rules and regulations relating to the Stock Incentive Plan as may be necessary for efficient administration of the Stock Incentive Plan. Any Board action will require a majority vote of the members of the Board.

         Three types of awards are available under the Stock Incentive Plan: (i) nonqualified stock options or incentive stock, (ii) stock appreciation rights, and (iii) restricted stock. An aggregate of 2,500,000 shares of Common Stock may be issued pursuant to the Stock Incentive Plan, subject to adjustment to prevent dilution due to merger, consolidation, stock split or other recapitalization of the Company.

         The Stock Incentive Plan will not affect the right or power of the Company or its stockholders to make or authorize any major corporate transaction such as a merger, dissolution or sale of assets. If the Company is dissolved, liquidated or merged out of existence, each participant will be entitled to a benefit as though he became fully vested in all previous awards to him immediately prior to or concurrently with such dissolution, liquidation or merger. The Board may provide that an option or stock appreciation right will be fully exercisable, or that a share of restricted stock will be free of such restriction upon a change in control of the Company.

         The Stock Incentive Plan may be amended at any time and from time to time by the Board of Directors but no amendment which increases the aggregate number of shares of Common Stock that may be issued pursuant to the Stock Incentive Plan will be effective unless it is approved by the stockholders of the Company. The Stock Incentive Plan will terminate upon the earlier of the adoption of a resolution by the Board of Directors terminating the Stock Incentive Plan, or ten years from the date of the Stock Incentive Plan's approval by the Board of Directors December 1, 1997.

         Stock Options and Stock Appreciation Rights. Stock Options and Stock Appreciation Rights Stock options are rights to purchase shares of Common Stock. Stock appreciation rights are rights to receive, without payment to the Company, cash and/or shares of Common Stock in lieu of the purchase of shares of Common Stock under the stock option to which the stock appreciation right is attached. The Board may grant stock options in its discretion under the Stock Incentive Plan. The option price shall be determined by the Board at the time the option is granted and shall not be less than the par value of such shares.

         The Board will determine the number of shares of Common Stock to be subject to any option awarded. The option will not be transferable by the recipient except by the laws of descent and distribution. The option period and date of exercise will be determined by the Board and may not exceed ten years. The option of any person who dies may be exercised by his executors, administrators, heirs or distributors if done so within one year after the date of that person's death with respect to any Common Stock as to which the decedent could have exercised the option at the time of this death. Upon exercise of an option, the participant may pay for Common Stock so acquired in cash, with Common Stock (the value of which will be the fair market value at the date of exercise), in a combination of both cash and Common Stock, or, in the discretion of the Board, by promissory note. For purposes of determining the amount, if any, of the purchase price satisfied by payment with Common Stock, fair market value is the mean between the highest and lowest sales price per share of Common Stock on a given day on the principal exchange upon which the stock trades or some other quotation source designated by the Board.

         The Board may, in its discretion, attach a stock appreciation right to an option awarded under the Stock Incentive Plan. A stock appreciation right is exercisable only to the extent that the option to which it is attached is exercisable. A stock appreciation right entitles the optionee to receive a payment equal to the appreciated value of each share of Common Stock under option in lieu of exercising the option to which the right is attached. The appreciated value is the amount by which the fair market value of a share of Common Stock exceeds the option exercise price for that share of Common Stock. A holder of a stock appreciation right may receive cash, Common Stock or a combination of both upon surrendering to the Company the unexercised option to which the stock appreciation right is attached. The Company must elect its method of payment within fifteen business days after the receipt of written notice of an intention to exercise the stock appreciation right.

         Any person granted an incentive stock option under the Stock Incentive Plan who makes a disposition, within the meaning of 425(c) of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations promulgated thereunder, of any shares of Common Stock issued to him pursuant to his exercise of an option within two years from the date of the granting of such option or within one year after the date any shares are transferred to him pursuant to the exercise of the incentive stock option must within ten days of the disposition notify the Company and immediately deliver to the Company any amount of federal income tax withholding required by law.

         A person to whom a stock option or stock appreciation right is awarded will have no rights as a stockholder with respect to any shares of Common Stock issuable pursuant to the stock option or stock appreciation rights until actual issuance of a stock certificate for Common Stock.

         Restricted Stock. The Board may in its discretion award Common Stock that is subject to certain restrictions on transferability. This restricted stock issued pursuant to the Stock Incentive Plan may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, except by the laws of descent and distribution, for a period of time as determined by the Board, from the date on which the award is granted. The Company will have the option to repurchase the shares of restricted Common Stock at such price as the Board shall have fixed, in its sole discretion, when the award was made, which option will be exercisable at such times and upon the occurrence of such events as the Board shall establish when the restricted stock award is granted. The Company may also exercise its option to repurchase the restricted Common Stock if prior to the expiration of the restricted period, the participant has not paid to the Company amounts required to be withhold pursuant to federal, state or local income tax laws. Certificates for restricted stock will bear an appropriate legend referring to the restrictions. A holder of restricted stock may exercise all rights of ownership incident to such stock including the right to vote and receive dividends, subject to any limitations the Board may impose.

         Tax Information. A recipient of an incentive stock option or a non-qualified stock option will not recognize income at the time of the grant of the option. On the exercise of a non-qualified stock option, the amount by which the fair market value of Common Stock on the date of exercise exceeds the option price will generally be taxable to the holder as ordinary income, and will be deductible for tax purposes by the Company. The disposition of Common Stock acquired upon exercise of a non-qualified option will ordinarily result in capital gain or loss. In the case of officers who are subject to the restrictions of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the date for measuring the amount of ordinary income to be recognized upon the exercise of a non-qualified stock option will generally be six months after exercise rather than the date of exercise.

         On the exercise of an option that qualifies as an "incentive stock option" within the meaning of the Code, the holder will not recognize any income and the Company will not be entitled to a deduction for tax purposes. However, the difference between the exercise price and the fair market value of Common Stock received on the date of the exercise will be treated as an "item of tax preference" to the holder that may be subject to the alternative minimum tax. The disposition of Common Stock acquired upon exercise of an incentive stock option will ordinarily result in capital gain or loss, however if the holder disposes of Common Stock acquired upon the exercise of an incentive stock option within two years after the date of grant or one year after the date of exercise (a "disqualifying disposition"), the holder will recognize ordinary income, and the Company will be entitled to a deduction for tax purposes in the amount of the excess of the fair market value of the shares of Common Stock on the date the option was exercised over the option price (or, in certain circumstances, the gain on sale, if less). Otherwise, the Company will not be entitled to any deduction for tax purposes upon disposition of such Common Stock. Any excess of the amount realized by the holder on the disqualifying disposition over the fair market of Common Stock on the date of exercise of the option will be capital gain.

         If an incentive option is exercised through the use of Common Stock previously owned by the holder, such exercise generally will not be considered a taxable disposition of the previously owned Common Stock and thus no gain or loss will be recognized with respect to such Common Stock upon exercise. However, if the previously owned Common Stock was acquired by the exercise of an incentive stock option or other tax qualified stock option and the holding period requirements for Common Stock were not satisfied at the time the previously owned Common Stock was used to exercise the incentive option, such use would constitute a disqualifying disposition of such previously owned Common Stock resulting in the recognition of ordinary income (but, under proposed Treasury regulations, not any additional gain in capital gain) in the amount described above.

         The amount of any cash or the fair market value of any Common Stock received upon the exercise of stock appreciation rights under the Stock Incentive Plan will be subject to ordinary income tax in the year of receipt and the Company will be entitled to a deduction for such amount. However, if the holder receives Common Stock upon the exercise of stock appreciation rights and is then subject to the restrictions of Section 16(b) of the Exchange Act; unless the holder elects otherwise, the amount of ordinary income and deduction will be measured at the time such restrictions lapse.

         Generally, a grant of restricted stock under the Stock Incentive Plan will not result in taxable income to the employee or deduction to the Company in the year of the grant. The value of Common Stock will be taxable to the employee and compensation income in the years in which the restrictions on Common Stock lapse. Such value will be the fair market value of Common Stock on the dates the restrictions terminate, less any amount the recipient may have paid for Common Stock at the time of the issuance. An employee, however, may elect to treat the fair market value of Common Stock on the date of such grant (less restricted stock), provided the employee makes the election within thirty days after the date of the grant. If such an election is made and the employee later forfeits Common Stock to the Company, the employee will not be allowed to deduct at a later date the amount he had earlier included as compensation income. In any case, the Company will receive a deduction corresponding in amount and time to the amount of compensation included in the employee's income in the year in which that amount is so included.

                                                     Other Plans

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of February 21, 2000 the amount of Common Stock beneficially owned by (i) each person known by the Company to own beneficially 5% or more of its outstanding shares of Common Stock prior to the Distribution, (ii) each Director, (iii) each executive officer, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable.

         NAME AND ADDRESS OF                NUMBER                      PERCENTAGE OF
         BENEFICIAL OWNER                   OF SHARES(1)               SHARES OUTSTANDING

         M.M. Kalish                                 4,718,500(2)                    40.9%
         7806 Oxfordshire Drive
         Spring, Texas 77379

         Lester H. Stephens                          1,408,000(3)                    12.4%
         5211 Court of York
         Houston, Texas 77069

         Vernon L. Medlin, M.D.                      1,193,000(4)                    10.5%
         1242 Sandpiper
         Corpus Christi, Texas 78412

         Leslie L. Lemak, M.D.                         943,000(5)                     8.3%
         5457 Sugar Hill
         Houston, Texas 77056

         Patrick N. Morgan                              767,000(6)                     6.7%
         819 Hedwig Way
         Houston, Texas 77024

         Anthony A. Mierzwa                            693,000(7)                     6.1%
         1323 South Boulevard
         Houston, Texas 77006

         Officers and Directors as a Group           9,722,500(8)                    75.4%
------------------------

(1) Includes shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report. (2) Includes 500,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report. (3) Includes 250,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report and

         1,118,000 shares owned of record by the Stephens Family Trust.
(4) Includes 250,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report and 625,000 shares owned of record by Black Cloud Partners, LLP.
(5) Includes 250,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report. (6) Includes 250,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report. (7) Includes 250,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report. (8) Includes 1,750,000 shares issuable in connection with options or warrants exercisable within 60 days of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In  August  1996,  M.  Manny  Kalish  and  Leonard  Krawczyk,  founding shareholders  of the  Company,  contributed  to the  Company  the  Bay  Springs,
Mississippi plant site and 250 tons of bagged fertilizer at their combined original cost of $200,000, for 4,000,000 and 6,000,000 shares of stock, respectively, and a deferred payment now owed to Mr. Kalish in the original amount of $100,000. The Company and Mr. Kalish have not expressly agreed upon the accrual of interest on this deferred payment, although Mr. Kalish takes the position that it accrues interest at a rate of eight percent per annum for a total outstanding accrued interest of $19,287.67 as of February 11, 2000. In late 1996, the total outstanding shares of Mr. Krawczyk were repurchased for $300,000 cash and a promissory note payable in the original principal amount of $200,000. This promissory note was paid off in 1997. The original $100,000 deferred payment owed to Mr. Kalish is still outstanding. In addition to such amount, Mr. Kalish has loaned various amounts to the Company from time to time. These loans are represented by promissory notes, each of which is due and payable within either six or twelve months after it is executed and each being interest at a rate of eight percent per annum. The aggregate original principal amount of these promissory notes is $101,500 with accrued interest of $12,050.41 as of February 11, 2000. All of these promissory notes (except for one in the original principal amount of $10,000) is now due and payable. Mr. Kalish has expressed no indication that he intends to take any action against the Company to collect on the promissory notes now due and payable.

         The Company has entered into a five-year exclusive sale and purchase agreement (the "Global Agreement") with Global Farm Sciences, Inc., an affiliate of the Company ("Global"), for the purpose of selling the Company's product to foreign entities. The Global Agreement and the Company's continued use of Global as the Company's exclusive reseller in Mexico is currently under review and is subject to possible modification. For more information about Global and the Global Agreement, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - SALES AND MARKETING Exclusive Sale and Purchase Arrangement."

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.       Audited Financial Statements:

                  Report of Independent Public Accountants...........................................         F - 2

                  Balance Sheet as of December 31, 1999.......................................................F - 3

                  Statements  of Expenses for the Years Ended  December 31, 1999
         and 1998 and the Period from May 30, 1995 (Date of Inception) to December 31, 1999 ..................F - 4

                  Statements  of  Stockholders'   Equity  for  the  Years  Ended
         December 31, 1999 and 1998 and the Period from May 30, 1995 (Date of Inception) to December
         31, 1999 ............................................................................................F - 5

                  Statements of Cash Flow for the Years Ended  December 31, 1999
         and 1998 and the Period from May 30, 1995 (Date of Inception) to December 31, 1999 ..................F - 6

                  Notes to Financial Statements...............................................................F - 7

2.  Financial Statement Schedules:

        None

3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
No.      Description

3.1 Certificate of Incorporation is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 3.1.

3.2 By-Laws are incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 3.2.

4.1 Form of Common Stock certificate is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 4.1.

10.1 Indemnification Agreement between the Company and Lester H. Stephens is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.1.

10.2 Indemnification Agreement between the Company and M.M. Kalish is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.2.

10.3 Indemnification Agreement between the Company and Patrick N. Morgan is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.3.

10.4 Indemnification Agreement between the Company and Anthony A. Mierzwa is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.4.

10.5 Indemnification Agreement between the Company and Leslie L. Lemak, M.D. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.5.
10.6 Indemnification Agreement between the Company and Vernon L. Medlin, M.D. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.6.
10.7 Agri Bio-Sciences, Inc. Stock Incentive Plan is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.7.

10.8 Marketing Agreement with Global Farm Sciences, Inc. is incorporated herein by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed October 20, 1998, Item 27, Exhibit 10.8.
10.9 Product License covering the Republic of Mexico is incorporated herein by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed October 20, 1998
         Item 27, Exhibit 10.9.
27.1     Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the last quarter of its 1999 fiscal year.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   Agri Bio-Sciences, Inc.
   Houston, Texas

We have audited the accompanying balance sheet of Agri Bio-Sciences, Inc. (a Delaware corporation) as of December 31, 1999, and the related statements of expenses, stockholders' equity, and cash flows for the two years then ended and for the period from inception (May 30, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agri Bio-Sciences, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the two years and the initial period then ended in conformity with generally accepted accounting principles.

January 28, 2000

MALONE & BAILEY, PLLC
Houston, Texas

                                                        AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 1999

ASSETS

  Cash                                                                                                    $ 16,679

  Fertilizer plant and equipment, net                                                                      163,136
                                                                                                          --------

         TOTAL ASSETS                                                                                    $ 179,815
                                                                                                         =========


LIABILITIES

  Accounts payable                                                                                          15,300
  Accrued expenses                                                                                          10,776
  Due to current stockholders                                                                              148,000
  Due to former stockholder                                                                                100,000
                                                                                                          --------

         TOTAL LIABILITIES                                                                                 274,076
                                                                                                          --------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
         5,000,000 shares authorized,
         0 shares issued and outstanding
  Common stock, $.001 par value,
         20,000,000 shares authorized,
         11,000,000 issued and outstanding                                                                  11,000
   Paid in capital                                                                                         612,150
   Deficit Accumulated During the
      Development Stage                                                                                   (717,411)
                                                                                                          --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             ( 94,261)
                                                                                                          --------

         TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                                                       $179,815
                                                                                                          ========













                             See notes to financial
                                  statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Expenses
                     Years Ended December 31, 1999 and 1998,
              and the Period from May 30, 1995 (Date of Inception)
                              to December 31, 1999

                                                                                                       May 30, 1995
                                                                                                     (Inception) to
                                                                                                       December 31,
                                                                1999                1998                   1999
                                                           -----------       -------------              --------
EXPENSES
  Fees paid for services by stockholders                         $  20,000                               $ 188,400
  Other administrative expenses                                     73,980          $ 102,421              362,488
  Inventory writedown                                                                 100,000              100,000
  Interest                                                          17,683             14,495               55,773
  Depreciation                                                       5,000              5,000               10,750
                                                                 ---------          ---------            ---------

         NET (DEFICIT)                                           $(116,663)         $(221,916)           $(717,411)
                                                                 =========          =========            =========

(Loss) per common share                                              $(.01)             $(.02)
Weighted average
   shares outstanding                                           10,916,667         10,808,333


























                             See notes to financial
                                  statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                              Deficit
                                                                                              Accumulated
                                                                                              During the
                                                         Common Stock            Paid in      Development
                                                     Shares          $            Capital        Stage                Totals
-------------------------------------------------------------------------------------------------------------------------

Shares issued in exchange
  for fertilizer plant
  site contributed
  at inception                                       4,000,000     $   400         $  99,600                          $ 100,000
Shares issued for services
 to founding shareholder                             5,565,000       5,565            50,085                             55,650
 to consultants                                      1,010,000       1,010            10,990                             12,000
Shares issued for cash                               3,775,000       3,775           754,225                            758,000
Imputed interest on note
  due to former shareholder                                         20,000                                               20,000
Shares repurchased for
  cash and note payable                             (4,000,000)    (   400)         (499,600)                          (500,000)
Net (deficit)                                                                      $(378,832)        (378,832)
                                             -----------------------------------------------------------------------------------

Balances,
  December 31, 1997                                 10,350,000      10,350           435,300         (378,832)           66,818

Shares issued for cash                                 550,000         550           136,950                            137,500
Imputed interest on
  note due to former
  shareholder                                                                         10,000                             10,000
Net (deficit)                                                                                        (221,916)         (221,916)
                                                 --------------  ------------ -------------- ----------------- -----------------

Balances,
  December 31, 1998                                 10,900,000      10,900           582,250         (600,748)         (  7,598)

Shares issued for

  Services                                             100,000         100            19,900                             20,000
Imputed interest on
  note due to former
  shareholder                                                                         10,000                             10,000
Net (deficit)                                                                                        (116,663)         (116,663)
                                                --------------------------------------------------------------------------------

Balances,
  December 31, 1999                                 11,000,000     $11,000         $ 612,150        $(717,411)        $( 94,261)
                                                 =============    =========         =========        =========       ===========






                             See notes to financial
                                  statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                   Years Ended December 31, 1999 and 1998, and
                the Period from May 30, 1995 (Date of Inception)
                              to December 31, 1999

                                                                                                       May 30, 1995
                                                                                                     (Inception) to
                                                                                                       December 31,
                                                                     1999             1998              1999
                                                               ------------      -----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                           $(116,663)        $(221,916)        $(717,411)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                                          5,000             5,000            10,750
   Writedown of inventory                                              100,000           100,000
   Common stock issued for services                                     20,000                              87,650
   Contribution of imputed interest                                     10,000            10,000            40,000
   Decrease in other current assets                                      7,500
   Decrease in deposits                                                 12,500
   Increase in accounts payable                                          7,387             3,408            15,300
   Increase in accrued expenses                                          2,966             6,610            10,776
                                                                     ---------------------------------------------
                  NET CASH USED BY

                  OPERATING ACTIVITIES                                ( 71,310)         ( 76,898)         (452,935)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Plant site construction and
         equipment purchases                                                                              ( 73,886)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock for cash                                                         137,500           895,500
  Advances by a founding shareholder                                                      72,000            72,000
  Proceeds from (payments to) a bank                                                    (128,210)
  Cash paid to repurchase shares
         from a founding shareholder                                                                      (500,000)
  Advances by other shareholders                                        76,000                              76,000
                                                                       -------   ---------------         ---------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                  76,000            81,290           543,500
                                                                     ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                      $   4,690         $   4,392         $  16,679









                             See notes to financial
                                  statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                     Years Ended December 31, 1999 and 1998,
              and the Period from May 30, 1995 (Date of Inception)
                              to December 31, 1999

                                                                                                      May 30, 1995
                                                                                                     (Inception) to
                                                                                                       December 31,
                                                                     1999             1998               1999
                                                               ------------      -----------            ----------

NET INCREASE (DECREASE) IN CASH
   (from previous page)                                              $   4,690         $   4,392         $  16,679

CASH AT BEGINNING OF PERIOD                                             11,989                               7,597
                                                                       ---------                          ---------

CASH AT END OF PERIOD                                                $  16,679         $  11,989         $  16,679
                                                                       =========         =========         =========


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                      $       0         $   2,710         $       0
  Non-cash investing and
         financing activities
   Contribution of plant site at inception                                                                 100,000
   Purchase of bagged fertilizer for note payable                                        100,000

























                             See notes to financial
                                  statements.

                             AGRI BIO-SCIENCES, INC.
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Incorporation. Agri Bio-Sciences, Inc. (Company) (formerly Agri Environmental Sciences, Inc.) was formed May 30, 1995 as a Texas corporation. On December 22, 1997, a separate company with the same name was incorporated in Delaware and the Texas corporation merged into the Delaware corporation. There was no activity during 1995.

A sister corporation, Agri Financial Group, Inc. (AFS), was formed by seven Company shareholders in March 1997 for the purpose of financing a joint venture soil analysis laboratory in Tlaxcala, Mexico with a Mexican university. This sister corporation was merged with the Company in August 1997 by exchanging 340,000 shares of the Company for 100% of the outstanding stock of AFS. This exchange of shares was accounted for as a reorganization of entities under common control using the pooling of interests method.

The financial statements are presented as if the Company has operated as a single continuous company.

Nature of Business. The Company was formed to manufacture clay-based commercial agricultural fertilizer and sell it to markets in third world countries. The Company has been negotiating with agricultural agencies in Mexico for pending shipments. There have been no sales or shipments of fertilizer to date.

Inventory consists of about 220 tons of packaged fertilizer remaining from the plant's previous operational period ending in 1994. It was initially valued at $100,000 which was the price paid by a founding shareholder, including travel and other acquisition costs. Inventory was written down to zero in 1998 after no sales had occurred in 1996, 1997 or 1998. Management still believes the bagged fertilizer to be effective and plans no changes in its formula.

                             AGRI BIO-SCIENCES, INC.
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fertilizer Plant. The fertilizer plant consists of a 24,000 square foot production and storage building located on 7 acres of land in Bay Springs, Mississippi. The plant was acquired by the Company in 1996 as a contribution from a founding shareholder and is valued at the $100,000 cash price paid by the founding shareholder in 1993. The plant has not operated since its former owner filed for bankruptcy in 1992. Beginning in 1996, the Company began construction modifications to make the plant operational again. The plant was pronounced operational in fall, 1997, with operations to begin when sales occur.

Depreciation is currently being provided on the automobile used by a Company agent in Mexico in connection with current lab testing and marketing. No depreciation will be taken on the plant until it begins producing fertilizer.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Income taxes are not provided since the Company has no income since inception. Substantially all losses to date are available to offset future income. $378,832 in losses occurring in 1997 and 1996 are available to offset income for 15 years from those periods, and $116,663 and $221,916 in losses occurring in 1998 are available to offset income for 20 years from those periods.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding.

                             AGRI BIO-SCIENCES, INC.
                          Notes to Financial Statements

NOTE 2 - PAYMENTS TO FOUNDING SHAREHOLDERS

In August, 1996 a founding shareholder contributed the Bay Springs, Mississippi plant site and 250 tons of bagged fertilizer at his combined original cost of $200,000, for 4,000,000 shares of stock and a note payable for $100,000. In late 1996, the total outstanding shares of this founding shareholder were repurchased for $300,000 cash and a second note for $200,000. This second note was paid off in 1997. The original $100,000 note, bearing no interest, is still outstanding. Imputed interest at 10% is added for each of 1996, 1997, 1998 and 1999 as a shareholder contribution of capital.

NOTE 3 - INSIDER COMMON STOCK RE-SALES

In late 1996, the Company retired 760,000 shares of the 6,160,000 originally issued to the founding shareholder. During the first 6 months of 1997, this shareholder sold another 1,225,000 shares to other shareholders for $245,000.

During 1998, the founding and largest single shareholder sold 60,000 shares of his Company stock to third parties for $15,000. Also during 1998, he loaned the Company $72,000, which is repayable one year from issue date with 8% interest. During 1999, the note was extended and several other shareholders advanced $76,000 to the Company, for a total owed to shareholders of $148,000 as of December 31, 1999.

NOTE 4 - COMMON STOCK OPTIONS

In connection with the issuance of common stock, 1,500,000 options were issued to 5 shareholders in January, 1997 with an exercise price of $.50. The options expire September 18, 2000. Additionally, 148,000 options at the issue price of $.50 per share were issued to shareholders who had advanced $74,000 of funds to the Company. The options expire in September 2000. Upon exercise of the options, the debt will be extinguished.

No options have been exercised to date.

                             AGRI BIO-SCIENCES, INC.
                          Notes to Financial Statements

NOTE 5 - SISTER SALES CORPORATION

In December 1997 Global Farm Sciences, Inc., a Texas corporation, was formed by a Company founder and board member for the purpose of selling the Company's fertilizer product to foreign companies. As of February 12, 2000, no capitalization or business activity has occurred.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agri Bio-Sciences, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2000                            AGRI BIO-SCIENCES, INC.


                                         By  /s/ Lester H. Stephens
                                         Lester H. Stephens, President,
                                         Principal Executive Officer,
                                         Principal Financial Officer & Principal
                                         Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                                               Date

/s/Leslie L. Lemak         Chairman of the Board of Directors                   March 7, 2000
------------------
Leslie L.  Lemak, M.D.

/s/ Lester H. Stephens     Director                                             March 7, 2000
----------------------
Lester H.  Stephens

                           Director                                             March 7, 2000
-------------------------------------
Vernon L.  Medlin, M.D.

/s/ M. M. Kalish           Director                                             March 7, 2000
----------------
M.  M.  Kalish

/s/ Partick N. Morgan      Director and Secretary                               March 7, 2000
---------------------
Patrick N.  Morgan

/s/ Anthony A. Mierzwa     Director                                             March 7, 2000
----------------------
Anthony A.  Mierzwa


                                                   EXHIBITS INDEX

Exhibit
No.      Description

3.1 Certificate of Incorporation is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 3.1.

3.2 By-Laws are incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 3.2.

4.1 Form of Common Stock certificate is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 4.1.

10.1 Indemnification Agreement between the Company and Lester H. Stephens is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.1.

10.2 Indemnification Agreement between the Company and M.M. Kalish is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.2.

10.3 Indemnification Agreement between the Company and Patrick N. Morgan is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.3.

10.4 Indemnification Agreement between the Company and Anthony A. Mierzwa is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.4.

10.5 Indemnification Agreement between the Company and Leslie L. Lemak, M.D. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.5.

10.6 Indemnification Agreement between the Company and Vernon L. Medlin, M.D. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.6.
10.7 Agri Bio-Sciences, Inc. Stock Incentive Plan is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed May 6, 1998, Item 27, Exhibit 10.7.

10.8 Marketing Agreement with Global Farm Sciences, Inc. is incorporated herein by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed October 20, 1998, Item 27, Exhibit 10.8.
10.9 Product License covering the Republic of Mexico is incorporated herein by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-51977) filed October 20, 1998,
         Item 27, Exhibit 10.9.
27.1     Financial Data Schedule