Form 10QSB
period 2000-03-31
AGRI BIO SCIENCES INC
filed 2000-05-18
CIK 1060212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2000

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

The number of shares of common stock, $0.001 par value, outstanding as March 31, 2000: 11,141,619 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          --

                             AGRI BIO-SCIENCES, INC.
                           PERIOD ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page

         Item 1.  Financial Statements

         Condensed financial statements of Agri Bio-Sciences, Inc.:

                  Balance Sheet as of March 31, 2000                                                              3

                  Expense  Statements  for the three months ended March 31, 2000 and March 31, 1999 and period from May 30, 1995 (Date
                  of Inception) to March 31, 2000                                                                 4

                  Statements  of Cash Flows for the three months ended March 31,
                  2000 and March 31, 1999 and period from May 30,
                  1995 (Date of Inception) to March 31, 2000                                                      5

                  Notes to financial statements                                                                   6


         Item 2.  Plan of Operations                                                                              7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               10

                  (a)      Exhibits

SIGNATURE                                                                                                        11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2000

ASSETS

  Cash                                                                                                    $  3,986

  Fertilizer plant and equipment, net                                                                      161,886
                                                                                                          --------

         TOTAL ASSETS                                                                                     $165,872
                                                                                                          ========


LIABILITIES

     Accounts payable                                                                                     $ 15,391
  Accrued expenses                                                                                          14,892
  Due to current stockholders                                                                              148,000
  Due to former stockholder                                                                                100,000
                                                                                                          --------

         TOTAL LIABILITIES                                                                                 278,283
                                                                                                          --------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
         5,000,000 shares authorized,
         0 shares issued and outstanding
  Common stock, $.001 par value,
         20,000,000 shares authorized,
         11,000,000 issued and outstanding                                                                  11,000
  Paid in capital                                                                                          612,150
  Deficit Accumulated During the
      Development Stage                                                                                   (735,561)
                                                                                                          --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             (112,411)
                                                                                                          --------

         TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                                                       $165,872
                                                                                                          ========










                       See notes to financial statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Expenses
                   Three Months Ended March 31, 2000 and 1999,
              and the Period from May 30, 1995 (Date of Inception)
                                to March 31, 2000

                                                                                                       May 30, 1995
                                                                                                     (Inception) to
                                                                                                        March 31,
                                                                    2000                1999              2000
                                                               -----------       -------------        --------
EXPENSES
  Fees paid for services
      by stockholders                                                                                    $ 188,400
  Other administrative expenses                                  $  12,938          $  32,612              375,426
  Inventory writedown                                                                                      100,000
  Interest                                                           3,962                                  59,735
  Depreciation                                                       1,250              1,250               12,000
                                                                 ---------          ---------            ---------

         NET (DEFICIT)                                           $( 18,150)         $( 33,862)           $(735,561)
                                                                 =========          =========            =========

(Loss) per common share                                          $(    .00)         $(    .00)
Weighted average
   shares outstanding                                           11,000,000         10,900,000


























                       See notes to financial statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                 Three Months Ended March 31, 2000 and 1999, and
                the Period from May 30, 1995 (Date of Inception)
                                to March 31, 2000

                                                                                                       May 30, 1995
                                                                                                     (Inception) to
                                                                                                        March 31,
                                                                        2000             1999             2000
                                                                  ------------      -----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                           $( 18,150)        $( 33,862)        $(735,561)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                                                          1,250             1,250            12,000
   Writedown of inventory                                                                                  100,000
   Common stock issued for services                                                       87,650
   Contribution of imputed interest                                      2,500                              42,500
     Increase in accounts payable                                           92            21,059            15,392
   Increase in accrued expenses                                          1,615                              12,391
                                                                    ------------     -----------       ------------
                  NET CASH USED BY
                  OPERATING ACTIVITIES                                ( 12,693)         ( 11,553)         (465,628)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Plant site construction and
         equipment purchases                                                                              ( 73,886)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock for cash                                                                           895,500
  Advances by a founding shareholder                                                                        72,000
  Cash paid to repurchase shares
         from a founding shareholder                                                                      (500,000)
  Advances by other shareholders                                                                            76,000
                                                                                                          ---------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                                                     543,500
                                                                                                         ---------

NET INCREASE (DECREASE) IN CASH                                     $( 12,693)         $( 11,553)        $   3,986
CASH AT BEGINNING OF PERIOD                                            16,679             11,989
                                                                     ---------           ---------      ----------
CASH AT END OF PERIOD                                               $   3,986          $     436         $   3,986
                                                                      =========          =========         =========


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                     $       0          $       0         $       0
  Non-cash investing and
         financing activities
   Contribution of plant site at inception                                                                 100,000
   Purchase of bagged fertilizer for note payable                                                          100,000

                       See notes to financial statements.

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                   Three Months Ended March 31, 2000 and 1999,
              and the Period from May 30, 1995 (Date of Inception)
                                to March 31, 2000


                                                                                                       May 30, 1995
                                                                                                     (Inception) to
                                                                                                        March 31,
                                                                     2000             1999               2000
                                                               ------------      -----------         -----------

NET INCREASE (DECREASE) IN CASH
   (from previous page)                                          $( 12,693)      $ (11,553)          $   3,986
CASH AT BEGINNING OF PERIOD                                         16,679          11,989
                                                                   ---------     ---------          ------------

CASH AT END OF PERIOD                                            $   3,986       $     436           $   3,986
                                                                  =========       =========         =========


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                  $       0       $   2,710          $       0
  Non-cash investing and
         financing activities
   Contribution of plant site at inception                                                             100,000
   Purchase of bagged fertilizer for note payable                                                      100,000

























                       See notes to financial statements.

                                PLAN OF OPERATION

         Agri Bio-Sciences, Inc., a Delaware corporation (the "Company"), is a developmental stage company formed for the production of a fertilizer known as "Micro Min." It has not yet commenced full-scale production activities and has not generated any revenues from operations. While there can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations, the Company has received its first purchase order for Micro Min and expects to receive additional purchase orders in the near future. The Company had begun very preliminary efforts to procure an initial market maker for the Company's Common Stock, par value $.001 per share ("Common Stock"), so that public trading in the Common Stock could commence in the United States. Because of the Company's close connection to the country of Mexico, the Company has suspended these efforts for the present. However, the Company is now seeking to establish a trading market for the Common Stock in Mexico and has engage an attorney located in Mexico for this purpose.

EXCLUSIVE SALE AND PURCHASE ARRANGEMENT:

         The Company was formed solely for the purpose of manufacturing Micro Min and does not intend to engage in the sale and marketing of Micro Min. Instead, Global Farm Sciences, Inc., a Texas corporation ("Global"), was formed in December 1997 by Lester Stephens, M. Manny Kalish and Patrick N. Morgan (founders and board members of the Company) for the purpose of selling Micro Min to foreign entities. On August 27, 1998, the Company signed a five-year exclusive product sales agreement with Global. This Agreement requires Global to purchase 2,000 metric tons of Micro Min during the year 1999 and 2000 and thereafter purchase 3,000 metric tons of Micro Min during each succeeding year. Global must pay $620.00 per metric ton in United States dollars, FOB the Company's plant facility in Bay Springs, Mississippi. Global must remit 50% of the purchase price with each purchase order for Micro Min forwarded to the Company. (This initial amount provides the Company with adequate funds to produce one metric ton of product and thereby provides the Company with the necessary funds to keep the plant in operation). Thereafter, Global must remit the remaining 50% payment of its purchase order to the Company within ninety 90 days of its receipt of the product FOB the plant. The Global agreement may be terminated prior to its five-year term upon the occurrence of certain customary termination events, such as breach of contract or bankruptcy. Global did not purchase the required 2,000 metric tons of Micro Min in 1999. The Company is currently forebearing from any action against Global on the belief that Global will be able to remedy in the future its failure to purchase the required amount.

         During the quarter ended September 30, 1999, the Company and Global realized that the success of Global's business activities in Mexico was limited due to Global's status as a foreign corporation in that country. Accordingly, with the knowledge and consent of the Company, Global has been employing Ciences Agro Ambientales, S.A. de C.V. ("CIAGAM") to undertake the sales-related activities that Global was originally to undertake. CIAGAM is indirectly owned by certain members of the Company's Board of Directors, and is a registered Mexican corporation fully authorized under Mexican corporate law. Global's use of CIAGAM for sales-related activities is expected for the foreseeable future. While there had been discussions of a formal assignment to CIAGAM of Global's rights and obligations under its exclusive product sales agreement with the Company, such an assignment is not presently expected.

STATUS OF SALES EFFORTS:

         For some time, Global had been holding discussions with various governmental, quasi--governmental and industry parties, who would serve as the primary distributor of Micro Min in Mexico. These parties have included Fertilizantes Nacionales, S.A. de C.V., the Mexican federal and state Colleges of Agricultural Engineers, and INTAGRO, a company based in Veracruz, Mexican. These discussions failed to produce a definitive agreement. Because of the delay in establishing a formal relationship with any large sales force, CIAGAM (assuming the role previously undertaken by Global) has been making sales calls on critical governmental and quasi-governmental agencies as well as private businesses. CIAGAM has reached an agreement in principle with AGROFERMEX, a Mexican fertilizer distributor having 250 offices, regarding AGROFERMEX's serving as a non-exclusive distributor of Micro Min in Mexico. This agreement in principle has not yet produced a definitive, legally binding agreement, and whether or not a definitive, legally binding agreement will be executed can not now be determined.

         In addition to CIAGAM's agreement in principle with AGROFERMEX, CIAGAM received an initial purchase order for 290 metric tons of Micro Min from Asesoria Integral Agrupecuaria, S.A. de C.V. ("ASIA"), a fertilizer distributor in Mexico. One hundred twenty (120) metric tons of Micro Min are already located in warehouses in Mexico. Another 130 metric tons of Micro Min are located at the Company's plant facility in Bay Springs, Mississippi, bagged and ready to be shipped. The Company is currently delaying delivery of this order, pending the installation of the first laboratory in Mexico discussed in "LABORATORY OPERATION" below. Such installation and the delivery of part of this order is expected within the next 60 days. As a result of the ASIA purchase order, the Company expects to realize revenues in the near future. Management believes that CIAGAM (or another primary distributor in Mexico) will receive additional purchase orders from ASIA in the future, although there can be no assurance in this regard.

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

LABORATORY OPERATION:

         At one point, the Company intended to forego the actual establishment, ownership and operations of laboratories and instead license the Company's software to Intertek Testing Services, a prominent international laboratory testing company ("ITS"), for use in ITS's existing and future laboratories. The Company and ITS never reached a definitive agreement in this regard. Now the Company plans to license its software to CIAGAM, which will be responsible for the actual establishment, ownership and operations of the laboratories. CIAGAM expects to install its first laboratory within the next 60 days. It has available funds in the amount of $150,000 for this purpose and expects to raise an additional $250,000. While management of CIAGAM is confident that it will raise the $250,000 additional amount in the immediate future, there can be no assurance in this regard. CIAGAM originally expected to locate the first laboratory in a double-wide, pre-fabricated building on the outskirts of Mexico City to service farmers in the state of Morelos. However, two farmers' unions located in the state of Sinaloa have approached CIAGAM with a view of having CIAGAM locate the first laboratory in Sinaloa to service farmers in Sinaloa. These farmers' unions have offered to provide a building for housing the first laboratory. CIAGAM expects to make a decision on the location of its first laboratory in the immediate future. Regardless of where the first laboratory is located and whom it services, this laboratory will receive soil samples and process them using the Company's computer copyrighted software to complete analytical reports that depict the present condition of the farmers' soil. The reports will also recommend the exact fertilizers to be used both in kind and amounts on a per acre basis. Management believes that a service like this has never before available to the farmers of Mexico. Once the first laboratory achieves acceptable performance levels, CIAGAM expects to establish additional laboratories, eventually to service all of Mexico.

CORPORATE FUTURE GOALS:

         The Company (through CIAGAM) intends to continue to pursue sales of Micro Min in Mexico and possibly complete broad product sales agreements with AGROFERMEX or some other firm or organization having a large sales force. The Company had contemplated establishing a sales program in Columbia. However, certain instabilities in that country have caused the Company to postpone any such effort. Although the Company will be involved in the establishment of CIAGAM's first laboratory only to the extent of the licensing of the Company's software, the Company expects that the installation of this laboratory will greatly further the Company's business.

CAPITAL REQUIREMENTS, RESEARCH AND DEVELOPMENT AND EQUIPMENT EXPENDITURES:

         The Company does not believe that it will need any financing over the next 12 months. Management believes that the Company will be able to finance its operations through its receipt of down payments in the amount of 50% of the purchase price of each purchase order issued by Global. Such down payments are expected to cover all direct costs of producing the related product. The Company has only minimal overhead, which has thus far been financed through amounts advanced by certain directors of the Company. These directors have indicated that they intend to continue to provide limited financing of overhead, but they are under no legal obligation to do so and may cease at any time.

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


Dated: May 18, 2000