Form 10QSB
period 2000-06-30
AGRI BIO SCIENCES INC
filed 2000-08-18
CIK 1060212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]               Quarterly   report   pursuant   to  Section  13  or  15(d)  of
                  the   Securities   Exchange   Act of  1934: For  the quarterly
                  period ended: June 30, 2000

[  ]              Transition  report  pursuant  to  Section  13 or  15(d) of the
                  Securities Exchange Act of 1934 For the transition period from _______ to _________

                                          Commission file number: 000-25557

                             AGRI BIO-SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                     76-0481583
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization                       Identification No.)

       9230 Keogh Road, Houston, Texas                     77040
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

         The number of shares of common stock, $0.001 par value, outstanding as June 30, 2000: 11,141,619 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          --

                             AGRI BIO-SCIENCES, INC.
                           PERIOD ENDED JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page

         Item 1.  Financial Statements

         Condensed financial statements of Agri Bio-Sciences, Inc.:

                  Balance sheet as of June 30, 2000                                                               3

                  Income  statements for the three and six months ended June 30,
                    2000, three months and six months ended June 30, 1999 and
                    period from May 30, 1995 (Date of Inception) to June 30, 2000                                 4

                  Statements  of cash  flows for the six  months  ended June 30,
                    2000, the six months ended June 30, 1999 and period
                    from May 30, 1995 (Date of Inception) to June 30, 2000                                        5

                  Notes to financial statements                                                                   6

         Item 2.  Plan of Operations                                                                              7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               10

                  (a)      Exhibits

SIGNATURE                                                                                                        11


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             AGRI BIO-SCIENCES, INC ............
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000

ASSETS
     Cash$ .....................................................      $   9,059

     Fertilizer plant and equipment, net .......................        160,636
                                                                      ---------


         TOTAL ASSETS ..........................................      $ 169,695
                                                                      =========




LIABILITIES

     Accounts payable ..........................................      $   1,562
     Accrued expenses ..........................................         20,225
     Due to current stockholders ...............................        168,000
     Due to former stockholder .................................        100,000
                                                                      ---------


         TOTAL LIABILITIES .....................................        289,787
                                                                      ---------


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 20,000,000
         shares authorized, 11,000,000 issued
         and outstanding .......................................         11,000
     Paid in capital ...........................................        617,150
     Deficit accumulated during the development stage ..........       (748,242)
                                                                      ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ......................       (120,092)
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................      $ 169,695
                                                                      =========

                             AGRI BIO-SCIENCES, INC ..........
                          (A Development Stage Company)
                             Statements of Expenses
                      6 Months Ended June 30, 2000 and 1999
                  and the period from May 30, 1995 (Inception)
                              Through June 30, 2000

                                                          2000         - - 2000        - - 1999        - - 1999       May 30,1995
                                                        3 Months        6 months        3 Months        6 Months      (Inception)
                                                          Ended          Ended           Ended           Ended         to June 30,
                                                          June 30        June 30         June 30         June 30           2000
                                                       ------------    ------------    ------------    ------------    ------------


EXPENSES
     Fees paid for services
       by stockholders ..............................                                                                   $    188,400
     Other administrative ...........................   $      1,448    $     17,159    $     11,055    $     43,667         379,647
     Inventory writedown ............................                                                                        100,000
     Interest .......................................          7,210          11,172                                          66,945
     Depreciation ...................................          1,250           2,500           1,250           2,500          13,250
                                                        ------------    ------------    ------------    ------------    ------------

         Net (loss) .................................   $     (9,908)   $    (30,831)   $    (12,305)   $    (46,167)   $  (748,242)
                                                          ============    ============    ============    ============    ==========


(Loss) per common share .............................   $      (.001)   $      (.003)   $      (.001)   $      (.004)
Weighted average
     shares outstanding .............................     11,000,000      11,000,000      10,900,000      10,900,000


                             AGRI BIO-SCIENCES, INC
                          (A Development Stage Company)
                            Statements of Cash Flows
                      6 Months Ended June 30, 2000 and 1999
                  and the period from May 30, 1995 (Inception)
                              Through June 30, 2000

                                                                                                                      Inception
                                                                                                                       Through
                                                                                               2000         1999         2000
                                                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) ............................................................................   $ (30,831)   $ (46,167)   $(748,242)
     Adjustments to reconcile net income
         to net cash provided by operating activities
       Depreciation ........................................................................       2,500        2,500       13,250
       Common stock issued for services ....................................................                                87,650
       Writedown of inventory value ........................................................                               100,000
       Contribution of imputed interest ....................................................       5,000                    42,500
       Common stock issued for equipment ...................................................                                 2,500
     Changes in:
       Accounts payable ....................................................................     (13,738)      19,014        1,562
       Accrued expenses ....................................................................       9,449        1,500       20,225
                                                                                               ---------    ---------    ---------
       NET CASH USED BY
                  OPERATING ACTIVITIES .....................................................     (27,620)     (23,153)    (480,555)
                                                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Plant site construction and equipment purchases .......................................                               (73,886)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock for cash ........................................................                               895,500
     Purchase of stock from a former shareholder ...........................................                              (500,000)
     Advances by shareholders ..............................................................     20,000       12,000       168,000
                                                                                              ---------    ---------    ---------
       NET CASH PROVIDED BY
                  FINANCING ACTIVITIES .....................................................     20,000       12,000      563,500
                                                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH ............................................................     (7,620)     (11,153)       9,059

CASH - Beginning ..........................................................................      16,679       11,989
                                                                                               ---------    ---------     --------
     - End of period ......................................................................   $   9,059    $     836    $   9,059
                                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES
     Non-cash investing and financing activities:

       Contribution of plant site at inception .............................................                           $ 100,000
       Purchase of bagged fertilizer for note payable ......................................                             100,000

                             AGRI BIO-SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Agri Bio-Sciences, Inc. have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the 10-KSB, have been omitted.

PLAN OF OPERATION

         Agri Bio-Sciences, Inc., a Delaware corporation (the "Company"), is a developmental stage company formed for the production of a fertilizer known as "Micro Min." It has not yet commenced full-scale production activities and has not generated any revenues from operations. The Company had begun very preliminary efforts to procure an initial market maker for the Company's Common Stock, par value $.001 per share ("Common Stock"), so that public trading in the Common Stock could commence in the United States. Because of the Company's close connection to the country of Mexico, the Company has suspended these efforts for the present. However, the Company is now seeking to establish a trading market for the Common Stock in Mexico. In this connection, the Company has engage an attorney and is in discussions with a stockbroker (both located in Mexico) to assist in this effort.

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

LABORATORY OPERATION:

         At one point, the Company intended to forego the actual establishment, ownership and operations of laboratories and instead license the Company's software to Intertek Testing Services, a prominent international laboratory testing company ("ITS"), for use in ITS's existing and future laboratories. The Company and ITS never reached a definitive agreement in this regard. Now the Company plans to license its software to CIAGAM, which will be responsible for the actual establishment, ownership and operations of the laboratories. CIAGAM expects to install its first laboratory by the end of September 2000. Originally, CIAGAM had expected to have installed its first laboratory by now. However, deliberations regarding the best location for the first laboratory have delayed installation. CIAGAM has available funds in the amount of $150,000 for this purpose and expects to raise an additional $250,000. While management of CIAGAM is confident that it will raise the $250,000 additional amount in the immediate future, there can be no assurance in this regard. CIAGAM originally expected to locate the first laboratory in a double-wide, pre-fabricated building on the outskirts of Mexico City to service farmers in the state of Morelos. However, two farmers' unions located in the state of Sinaloa have approached CIAGAM with a view of having CIAGAM locate the first laboratory in Sinaloa to service farmers in Sinaloa. These farmers' unions have offered to provide a building for housing the first laboratory. CIAGAM expects to make a decision on the location of its first laboratory in the immediate future. Regardless of where the first laboratory is located and whom it services, this laboratory will receive soil samples and process them using the Company's computer copyrighted software to complete analytical reports that depict the present condition of the farmers' soil. The reports will also recommend the exact fertilizers to be used both in kind and amounts on a per acre basis. Management believes that a service like this has never before available to the farmers of Mexico. Once the first laboratory achieves acceptable performance levels, CIAGAM expects to establish additional laboratories, eventually to service all of Mexico.

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

ADDITIONAL INFORMATION:

         On June 12, 2000, Lester H. Stephens resigned as President of the Company to focus his business attentions on Tex-Mex Capital, Inc., a company controlled by certain directors of the Company. The Board of Directors of the Company has elected Robert Lane as President to succeed Mr. Stephens. For the past five years, Mr. Lane has owned Bob Lane & Associates, a Houston-based manufacturers representative company. Since July 1998, he has also served as managing partner of Creative Communications, a Houston-based distributor of packaging, printing and promotions.

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

                                   AGRI BIO-SCIENCES, INC.
                                  (Registrant)

                                   By: /s/Robert Lane
                                   Robert Lane,
                                   President
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

Dated: August 17, 2000