Form 10QSB
period 2000-09-30
AGRI BIO SCIENCES INC
filed 2000-11-20
CIK 1060212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25557

AGRI BIO-SCIENCES, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0481583

9230 Keogh Road, Houston, Texas 77040

(713) 856-6566

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock, $0.001 par value, outstanding as September 30, 2000: 11,000,000 shares

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                               AGRI BIO-SCIENCES, INC.
                                           PERIOD ENDED SEPTEMBER 30, 2000

                                                        INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page

         Item 1.  Financial Statements

         Condensed financial statements of Agri Bio-Sciences, Inc.:

                  Balance sheet as of September 30, 2000                                                        3

                  Income statements for the three and nine months ended September 30,
                    2000 and 1999 and period from May 30, 1995 (Date of Inception)
                    to September 30, 2000                                                                       4

                  Statements of cash flows for the nine months ended September 30,
                    2000 and 1999 and period from May 30, 1995 (Date of Inception)
                    to September 30, 2000                                                                       5

                  Notes to financial statements                                                                 6

         Item 2.  Plan of Operations                                                                            7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                             10

                  (a)      Exhibits

SIGNATURE                                                                                                      11

AGRI BIO-SCIENCES, INC.

FINANCIAL INFORMATION

Item 1. Financial Statements

                                                        AGRI BIO-SCIENCES, INC.
                                                     (A Development Stage Company)
                                                             Balance Sheet
                                                          September 30, 2000

ASSETS
     Cash                                                                                             $  2,841

     Fertilizer plant and equipment, net                                                               159,386
                                                                                                      --------

         TOTAL ASSETS                                                                                 $162,227
                                                                                                      ========

LIABILITIES
     Accrued expenses                                                                                 $ 26,751
     Due to current stockholders                                                                       168,000
     Due to former stockholder                                                                         100,000
                                                                                                      --------

         TOTAL LIABILITIES                                                                             294,751
                                                                                                      --------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 20,000,000
         shares authorized, 11,000,000 issued
         and outstanding                                                                                11,000
     Paid in capital                                                                                   619,650
     Deficit accumulated during the development stage                                                 (763,174)
                                                                                                      --------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             (132,524)
                                                                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $162,227
                                                                                                      ========

                                                        AGRI BIO-SCIENCES, INC.
                                                     (A Development Stage Company)
                                                        Statements of Expenses
                                              9 Months Ended September 30, 2000 and 1999
                                             and the period from May 30, 1995 (Inception)
                                                      Through September 30, 2000

                                                                                                                        Inception
                                                          Three Months Ended              Nine Months  Ended            to Sep. 30,
                                                         2000           1999              2000             1999           2000
                                                      --------      ---------         ---------        ---------        ----------

EXPENSES
     Fees paid for services
       by stockholders                                                                                                   $ 188,400
     Other administrative                            $  7,731       $ 32,142          $ 24,890         $ 75,809            387,378
     Inventory writedown                                                                                                   100,000
     Interest                                           5,951                           17,123                              72,896
     Depreciation                                       1,250          1,250             3,750            3,750             14,500
                                                     --------       --------          --------         --------          ---------

         Net (loss)                                  $(14,932)      $(33,392)         $(45,673)        $(79,559)         $(763,174)
                                                     ========       ========          ========         ========          =========

(Loss) per common share                                $(.001)        $(.003)           $(.004)          $(.007)
Weighted average
     shares outstanding                            11,000,000     10,900,000        11,000,000       10,900,000

                                                        AGRI BIO-SCIENCES, INC.
                                                     (A Development Stage Company)
                                                       Statements of Cash Flows
                                              9 Months Ended September 30, 2000 and 1999
                                             and the period from May 30, 1995 (Inception)
                                                      Through September 30, 2000

                                                                                                         Inception
                                                                                                           Through
                                                                           2000             1999              2000
                                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                        $(45,763)        $(79,559)        $(763,174)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities
       Depreciation                                                       3,750            3,750            14,500
       Common stock issued for services                                                                     87,650
       Writedown of inventory value                                                                        100,000
       Contribution of imputed interest                                   7,500                             47,500
     Changes in:
       Other current assets
       Accounts payable                                                 (15,299)          19,014
       Accrued expenses                                                  15,974            1,500            26,751
                                                                       --------          -------         ---------
       NET CASH USED BY
                  OPERATING ACTIVITIES                                  (33,838)         (55,295)         (486,773)

CASH FLOWS FROM INVESTING ACTIVITIES
     Plant site construction and equipment purchases                                                      (73,886)
                                                                                                         ---------
       NET CASH USED FOR
                  INVESTING ACTIVITIES                                                                    (73,866)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock for cash                                                                        895,500
     Purchase of stock from a former shareholder                                                          (500,000)
     Advances by shareholders                                            20,000           46,000           168,000
                                                                        -------         --------         ---------
       NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                   20,000           46,000           563,500
                                                                        -------         --------         ---------
NET INCREASE (DECREASE) IN CASH                                         (13,838)         (9,295)            2,841

CASH   - Beginning of period                                             16,679           11,989
         - End of period                                               $  2,841         $  2,694         $   2,841
                                                                       ========         ========         =========
SUPPLEMENTAL DISCLOSURES
     Non-cash investing and financing activities:
       Contribution of plant site at inception                                                            $100,000
       Purchase of bagged fertilizer for
       note payable                                                                                        100,000

AGRI BIO-SCIENCES, INC.
(A Development Stage Company)
Notes to financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Agri Bio-Sciences, Inc. have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the 10-KSB, have been omitted.

PLAN OF OPERATION

Agri Bio-Sciences, Inc., a Delaware corporation (the “Company”), is a developmental stage company formed for the production of a fertilizer known as “Micro Min.” It has not yet commenced full-scale production activities and has not generated any revenues from operations. The Company is continuing its efforts to establish a trading market for its common stock in Mexico.

EXCLUSIVE SALE AND PURCHASE ARRANGEMENT:

        The Company was formed solely for the purpose of manufacturing Micro Min and does not intend to engage in the sale and marketing of Micro Min. Instead, Global Farm Sciences, Inc., a Texas corporation (“Global”), was formed in December 1997, by Lester Stephens, M. Manny Kalish and Patrick N. Morgan, (founders and board members of the Company) for the purpose of selling Micro Min to foreign entities. On August 27, 1998, the Company signed a five-year exclusive product sales agreement with Global. This Agreement requires Global to purchase 2,000 metric tons of Micro Min during the years 2000 and 2001 and thereafter purchase 3,000 metric tons of Micro Min during each succeeding year. (Originally, this purchase requirement was for years 1999 and 2000, and Global defaulted on its obligation for 1999; however, the Company and Global renegotiated their agreement to push all purchase obligations one year further into the future than was originally specified.) Global must pay $620.00 per metric ton in United States dollars, FOB the Company’s plant facility in Bay Springs, Mississippi. Global must remit 50% of the purchase price with each purchase order for Micro Min forwarded to the Company. (This initial amount provides the Company with adequate funds to produce one metric ton of product and thereby provides the Company with the necessary funds to manage the plant). Thereafter, Global must remit the remaining 50% payment of its purchase order to the Company within ninety 90 days of its receipt of the product FOB the plant. The Global agreement may be terminated prior to its five-year term upon the occurrence of certain customary termination events, such as breach of contract or bankruptcy.

        During the quarter ended September 30, 2000, the Company and Global realized that the success of Global’s business activities in Mexico was limited due to Global’s status as a foreign corporation in that country. Accordingly, with the knowledge and consent of the Company, Global has employed Ciencias Agro Ambientales, S.A. de C.V. (“CIAGAM”), to undertake the sales-related activities that Global was originally to manage. CIAGAM is indirectly owned by certain members of the Company’s Board of Directors, and is a registered Mexican corporation fully authorized under Mexican corporate law. On September 12, 2000, GLOBAL signed a MICRO MIN sales agreement with Mr. M. Manny Kalish wherein Mr. Kalish will manage the business of Global’s Mexican corporation Ciencias Agro Ambientales, S.A. de C.V. (“CIAGAM”) from GLOBAL for one dollar ($1.00) per year and Kalish will thereby assume all responsibilities for the sale of MICRO MIN in Mexico FOB the Company’s plant facility in Bay Springs, Mississippi. The Company also joined in the aforementioned Agreement by leasing it’s computer agricultural data base software program and written soil, water and plant testing protocols to Kalish for the sum of one USA dollar for each farmer’s sample to be tested. In this way, Kalish will be authorized to establish the first Agri Bio-Sciences’ type laboratory in Mexico.

STATUS OF SALES EFFORTS:

        Mr. Kalish is currently in the process of completing negotiations to take over the Mexican’s Secretary of Agriculture’s top rated soil, water, plant and pesticide laboratory at the country’s graduate school of agriculture, located in Cardenas, Tabasco state of Mexico. Mr. Kalish reports that the laboratory at the graduate school is in need of new instruments, recalibration of old instruments and is also in dire need of a total program of soil, water and plant pathology that may be combined with a computer software system which will allow the laboratory to perform MASS analyses of samples to be received from the states farmers in general, and the state’s cattlemen’s association in particular.

        It should be noted here that Mr. Kalish was urged to place the first laboratory at the graduate school by the Rector and the graduate school’s staff had convinced CIAGAM’S management that if they took over the total operation of the school’s laboratory, the entire staff would recommend the new laboratory to all of the farmers of their state and to the 15,000 members of the state’s cattlemen’s association owning a combined 375,000 hectares (937,500 acres) of cattle grazing land. It should also be noted that the Company believes the fact that having the graduate school accept The Company’s laboratory technology and testing protocols, should go a long way in convincing others in that country that the Company’s technology in the field of agriculture is now being accepted by the highest agricultural authority in the country of Mexico. The school’s staff has, in the meanwhile, also informed the cattlemen’s association of the neighboring state of Veracruz, that their school’s NEW laboratory would soon be operating under new management and that they also would be welcomed to submit soil samples for analyses. While CIAGAM will be in complete charge of the laboratory, the College is expected to recommend it to all others in the country. Should the CIAGAM lab at the school meet its operating peek, a new laboratory will be installed in another area of the country wherein the largest majority of new clients would then be available. It is interesting to note that the Veracruz Cattlemen’s Association has 25,000 members and a total of 625,000 hectares (or 1,562,500 acres). Between the two cattlemen’s associations, there are 40,000 members having a combined total of 2 ½ million acres.

        At this same time, the secretary of agriculture of the state of Morelos, has also requested that CIAGAM install an Agri Bio-Sciences’ type laboratory in their state. During a meeting between CIAGAM’S laboratory director, Mr. Robert A. Kalish and the secretary of agriculture of Morelos state on November 16, it was agreed to that CIAGAM would take their request for a laboratory under serious advisement. While only one laboratory can be installed at this particular time, the management of CIAGAM must take into consideration the amount of assistance the area will provide a laboratory. Items like state backing; farmer union understanding; and the attitude of the state’s College of Agriculture Engineers, are all serious considerations that must be understood and planned before CIAGAM can commit to installing an Agri Bio-Sciences’ type laboratory in any location.

        In addition to the above activity, Mr. Kalish has also reached an agreement in principle with Engineer Jesus YANEZ, president of WATTSAGRO corporation, a nationwide Mexican company that sells NPK fertilizers and provides agricultural specialists to farmer’s unions throughout the country of Mexico. This arrangement calls for WATTSAGRO and its subsidiary corporation, GREEN CORP, to sell Micro Min to those farmers and cattlemen in Tabasco and Veracruz states that require fertilizers for the growth of their crop. A binding contract between Kalish, operating as CIAGAM, and WATTSAGRO is expected by November 30, 2000.

        CIAGAM will continue making sales calls on critical governmental and quasi-governmental agencies as well as private businesses. It is expected that these calls will have more meaning now that CIAGAM is working closely with the country’s graduate school in Cardenas, Tabasco. As to future sales of Micro Min, CIAGAM is still working with AGROFERMEX, a Mexican fertilizer distributor having 250 offices, regarding AGROFERMEX’S serving as a non-exclusive distributor of Micro Min in Mexico. This working relationship has not yet produced a definitive, legally binding agreement, and whether or not a definitive, legally binding agreement will be executed cannot now be determined. It is now CIAGAM’S position to see how effective WATTSAGRO will be in the sale of MICRO MIN in the states of Tabasco and Veracruz, Mexico. Should WATTSAGRO be as effective in those sales Micro Min as CIAGAM now feels they might well be, such success should spur AGROFERMEX to conclude a Micro Min sales contract and put forth an effort in managing the sale of MICRO MIN in their own areas of fertilizer sales.

        CIAGAM is also continuing it’s effort with the 800 farmers in the state of Guanajuato, Mexico, who we recently reported had indicated a desire to form a co-operative and have CIAGAM install a laboratory in that state for their benefit. Once the laboratory in Cardenas is proven successful, the next Agri Bio-Sciences type laboratory may well be installed in Guanajuato, Mexico, on behalf of the farmer’s co-operative if the farmers have proven that they can in effect form such a co-operative. On the average, each of these farmers has approximately 700 hectares, for a total of approximately 560,000 hectares or approximately 1,400,000 acres. The Company expects that CIAGAM will establish, own and operate a laboratory for the benefit of the co-operative. Because of CIAGAM’S involvement in the graduate school laboratory, this project is still in a very preliminary stage. Therefore we cannot be assured that this project will ever be completed in the scope currently being contemplated, if at all. This activity depends on the ability of the farmers in the area to finally develop the co-operative.

FINANCING SALES:

        CIAGAM has 250 metric tons of MICRO MIN available to it for sale in the area of their new laboratory. As that number is sold, CIAGAM intends to reinvest the total sum into MICRO MIN. Additionally, CIAGAM has assured The Company and Global that it will have sufficient funds with which to purchase MICRO MIN as sales are made. Therefore, bank financing should not be necessary.

LABORATORY OPERATION:

        In view of the fact that CIAGAM now has the license to use The Company’s laboratory technology and testing protocols, it will not have any relationship with Intertek Testing Services, a prominent international laboratory testing company (“ITS”). The Company and ITS never reached any form of an agreement in this regard.

        As previously reported, CIAGAM originally expected to locate the first laboratory in a double-wide, pre-fabricated building on the outskirts of Mexico City to service farmers in the state of Morelos. However, because of the importance of having a relationship with the Secretary of Agriculture’s laboratory at the graduate school of agriculture in Cardenas, Tabasco state, the pre-fabricated idea for a laboratory will wait until that first laboratory is completed and in operation at the graduate school in Cardenas. However, it should be known that CIAGAM’S management feels that the idea of having a certain style pre-fabricated building housing our laboratories is the idea the future. CIAGAM wants the laboratory edifice to be something that may be immediately recognized as an Agri Bio-Sciences type laboratory, “the total agricultural laboratory of the future” in operation today. CIAGAM estimates that once the graduate school laboratory proves successful, CIAGAM will again rethink laboratories for Sinaloa state and for those other nine (9) states in Mexico wherein the Company’s technology is known and wanted. The Company is hopeful that those new laboratories will be pre-fabricated in design so as to be recognized as an Agri Bio-Sciences type laboratory.

CORPORATE FUTURE GOALS:

        The Company (through CIAGAM) intends to continue to pursue sales of Micro Min in other areas of Mexico and invite Mexican fertilizers companies to join the companies that will already be selling MICRO MIN. Once Micro Min sales in Mexico are considered active and ongoing, the Company will then consider developing a like program in other countries of Latin America and perhaps going back into Egypt where the Company has three (3) Micro Min product licenses.

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

By	AGRI BIO-SCIENCES, INC. (Registrant) By: /s/Robert Lane Robert Lane, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 20, 2000